Form 10QSB
period 2000-12-31
SILVER STAR FOODS INC /NY/
filed 2001-02-20
CIK 1046862

SECURITIES AND EXCHANGE COMMISSION
<P>
                  Washington, D.C. 20549
<P>
             ----------------------------------
<P>
                       FORM  10-QSB
<P>
         Quarterly Report Under Section 13 or 15(d)
           of the Securities Exchange Act of 1934
<P>
             ----------------------------------
<P>
             Quarter Ended December 31, 2000
<P>
            Commission File Number 333-42311
<P>
                 SILVER STAR FOODS, INC.
   (Exact name of Registrant as specified in its Charter)
<P>
      New York                            11-3265942
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)          Identification
                                             Number)
<P>
1000 South Avenue, Staten Island, New York       10314
(Address of principal executive offices)       (Zip Code)
<P>
Same
(Former Address)                               (Zip Code)
<P>
                      (718) 763-3000
   (Registrant's telephone number, including area code)
<P>
Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the Registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
                      Yes X   No
<P>
Indicate the number of Shares outstanding of each of the
Issuer's classes of common stock, as of the latest
practicable date.
<P>
Class                             Outstanding as of 2/16/01
<P>
Common stock, $0.0001 par value           12,104,584
<P>
                            Page 1
<P>
                           INDEX

Part I.        Financial information                                        Page 3
<P>
               Item 1.     Condensed Financial Statements:
<P>
                           Balance sheet as of December 31, 2000             F-1
<P>
                           Statement of income (loss) for nine and
                           three months ended December 31, 2000 and 1999     F-2
<P>
                           Statement of cash flows for nine months ended
                           December 31, 2000 and 1999                        F-3
<P>
                           Notes to condensed financial statements    F-4 to F-6
<P>
               Item 2.     Management's discussion and analysis of
                           financial condition                            Page 4-8
<P>
Part II.       Other information                                          Page 9
<P>
               Item         Exhibits and reports on Form 8-K
<P>
Signatures
<P>
Exhibits
<P>
                                         Page 2

<P>
PART I  FINANCIAL INFORMATION
<P>
ITEM 1.          Financial Statements.
<P>
<P>
     The following condensed financial statements have been prepared by Silver Star Foods, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth therein. Operating results for the nine month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.
<P>
     These condensed financial statements should be read in conjunction with the financial statements and accompanying notes included in Form SB-2 filed on January 3, 2001 and January 18, 2001
<P>
                         Page 3
<P>

                              SILVER STAR FOODS, INC.
<P>
                   CONDENSED BALANCE SHEET - DECEMBER 31, 2000
<P>
                                    ASSETS
Current assets:
  Accounts receivable                             $   74,617
  Due from factor                                        434
                                                 --------------
    Total current assets                              75,051
                                                 --------------
Other assets:
  Tradename, less accumulated
   amortization of $75,168                           126,416
  Deposits                                               255
                                                 --------------
    Total other assets                               126,671
                                                 --------------
                                                  $  201,722
                                                 ==============
<P>
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
<P>
Current liabilities:
  Cash overdraft                                  $    6,626
  Bridge loan payable                                 75,000
  Note payable - tradename                            17,092
  Loans payable - other                               26,000
  Accounts payable                                   630,364
  Payroll taxes payable                               78,314
  Accrued expenses                                   216,829
  Shareholder loan                                     3,950
                                                 --------------
    Total current liabilities                      1,054,175
                                                 --------------
Commitments and contingencies
<P>
Stockholders' equity (deficiency):
  Preferred stock - $.001 par value
   authorized and unissued - 1,000,000
   shares
  Common stock - $.0001 par value,
   authorized - 15,000,000 shares,
   issued - 10,548,000                                 1,055
  Additional paid in capital                       1,568,128
  Deficit                                        ( 2,021,636)
                                                 ---------------
                                                 (   452,453)
  Less:  Treasury stock at cost, 1,600,000 shares    400,000
                                                ----------------
    Total stockholders' equity (deficiency)      (   852,453)
                                                ----------------
                                                  $  201,722
                                                ================
<P>
                      See notes to condensed financial statements.

                                SILVER STAR FOODS, INC.
<P>
                          CONDENSED STATEMENT OF INCOME (LOSS)
<P>
                 NINE AND THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                           Nine months ended      Three months ended
                                              December 31,           December 31,
                                         2000           1999     2000           1999
                                       -------------------------------------------------
Net sales                            $  311,937     $  617,882 $   104,559   $  205,961
<P>
Cost of sales                           236,491        508,742      72,882      169,581
                                      --------------------------------------------------
Gross profit (loss)                      75,446        109,140      31,677       36,380
<P>
Selling, general and
administrative expenses                 235,211        334,813      84,932      111,718
                                      --------------------------------------------------
Net loss                            ($  159,765)   ($  225,673)($   53,255) ($   75,338)
                                      ==================================================
<P>
Loss per basic and
 diluted common shares              ($     0.02)   ($     0.07)($     0.01) ($     0.02)
                                      ==================================================
<P>
Weighted average number
 of shares outstanding:
<P>
  Basic and fully diluted             9,004,276      3,276,000  10,458,000    3,276,000
                                      ==================================================
<P>
                       See notes to condensed financial statements.

                                  SILVER STAR FOODS, INC.
<P>
                             CONDENSED STATEMENT OF CASH FLOWS
<P>
                       NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                                        2000       1999
                                                    ------------------------
Operating activities:
  Net loss                                            ($159,765)($ 225,673)
  Adjustments to reconcile net loss to cash
   provided by (used in) operating activities:
     Amortization                                        10,250    101,436
     Common stock issued for services                    25,200
     Changes in other operating assets and liabilities:
       Accounts receivable                            (  61,662)     4,248
       Due from factor                                (     434)
       Other current assets                                            550
       Accounts payable                                 127,101    188,765
       Accrued expenses                               (  17,575)     6,379
       Deposits                                                      5,000
                                                    ------------------------
       Net cash provided by (used in)
        operating activities                          (  76,885)    80,705
                                                    ------------------------
Investing activities:
  Purchase of property and equipment                             (   4,120)
                                                    ------------------------
       Net cash used in investing activities                     (   4,120)
                                                    ------------------------
Financing activities:
  Proceeds from issuance of common stock                 80,500
  Cash overdraft                                          3,767
  Stockholder loan                                    (   7,382)     4,579
                                                    ------------------------
       Net cash provided by financing activities         76,885      4,579
                                                    ------------------------
Net increase in cash                                          0     81,164
<P>
Cash, beginning of period                                     0      2,430
                                                    ------------------------
Cash, end of period                                    $      0   $ 83,594
                                                    ========================
<P>
Supplemental disclosures:
  Non cash investing and financing activities:
    Common stock issued for services                   $ 25,200
                                                    =============
    Common stock exchanged for notes payable           $700,000
                                                    =============
<P>
                      See notes to condensed financial statements.

<P>
                 SILVER STAR FOODS, INC.
<P>
         NOTES TO CONDENSED FINANCIAL STATEMENTS
<P>
        FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
<P>
1.     Going concern:
<P>
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred continuing losses and has a working capital deficiency of $979,124 at December 31, 2000, and a stockholders' equity deficiency of $852,453.
<P>
     The Company is currently preparing to file a
registration statement with the Securities and Exchange Commission in order to register 5,000,000 shares to raise capital of approximately $7,500,000. The Company's registration statement filing with the Securities and Exchange Commission was made effective in January, 2001.
<P>
     Based on these events, management believes that the Company has the ability to continue operations during the subsequent fiscal year. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset values or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
<P>
2.     Description of business:
<P>
     The Company was incorporated in the State of New York on March 28, 1995 under the name of Silver Star Ravioli Co., Inc. On July 21, 1997, the Company filed a Certificate of Amendment of Incorporation authorizing the Company to issue an aggregate of up to 15,000,000 shares, $.0001 par value.
<P>
     On July 28, 1997, the Board of Directors resolved to change the name of the Company to Silver Star Foods, Inc. and filed a Certificate of Amendment of the Certificate of Incorporation to that effect.
<P>
     The Company is a distributor of frozen pasta food products which it markets under the "Silver Star" name. The Company initially acquired its prepared pre-packaged products from two local manufacturers.
<P>
3.     Summary of significant accounting policies:
<P>
     Cash:
          The Company places its temporary cash investments with high credit quality financial institutions, which at times may be in excess of the FDIC insurance limit.
<P>
     Intangible assets:
          The intangible asset, consisting of a tradename is periodically reviewed by management to evaluate its future economic benefits or potential impairment which may affect its recorded value to the Company. The tradename is being amortized on a straight-line basis over 15 years.
<P>
                 SILVER STAR FOODS, INC.
<P>
          NOTES TO CONDENSED FINANCIAL STATEMENTS
<P>
       FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
<P>
3.     Summary of significant accounting policies
      (continued):
<P>
     Income taxes:
          The Company has adopted Statement of Financial Accounting Standards No 109 ("SFAS 109"), "Accounting for Income Taxes" at its inception. Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amount and the tax bases of assets and liabilities using presently enacted tax rates.
<P>
     Earnings per share:
          The loss per share for the nine months ended
December 31, 2000 has been calculated based on the weighted average number of common shares outstanding. During the period the Company had no common stock equivalents issued or outstanding. Therefore, basic and diluted earnings per share are the same.
<P>
     Use of Estimates:
          The preparation of financial statements in
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
<P>
4.     Accounts receivable:
<P>
     Accounts receivable consist of trade receivables arising in the ordinary course of business and are presented net of estimated discounts and allowances of $1,146. Management continually reviews its trade receivable credit risk and has adequately allowed for potential losses. In August 2000, the Company began factoring some of its receivables, receiving a 70% advance on invoice totals and incurring a 3% to 4% charge plus other incidental fees.
<P>
5.     Tradename:
<P>
     The Company acquired the rights to the "Silver Star" tradename from a related party of the principal stockholder pursuant to an agreement which was formalized in July 1997 at a cost of $205,000. The Company has been using the tradename since it's inception. As of December 31, 2000 the balance on the note payable for the tradename is $17,092.
<P>
6.     Loans and notes payable:
<P>
     The Company has loans and notes payable totaling $118,092. These are all short-term obligations which will be repaid upon the Company obtaining permanent financing.
<P>
                  SILVER STAR FOODS, INC.
<P>
         NOTES TO CONDENSED FINANCIAL STATEMENTS
<P>
       FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
<P>
6.     Income taxes:
<P>
     At March 31, 2000, the Company has a net operating loss carryforward amounting to approximately $1,861,000 available to reduce future taxable income which expire in the years 2010 through 2015. At December 31, 2000 management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, any resultant tax asset has been fully reserved.
<P>
     A reconciliation of the statutory income tax effective
rate is as follows:
<P>
                                                2000
                                           ------------
     Federal statutory rate                   (34.0%)
     State and local taxes                      0.2
     Creation (utilization) of net operating
          loss carryforward                    34.0
                                           ------------
     Effective tax rate                         0.2%
                                           ============
<P>
7.     Transactions with major customers and suppliers:
<P>
     During the nine months ended December 31, 2000, the Company had sales to five customers amounting to approximately 96.5% of the Company's net sales for the period. The loss of any of these customers could be expected to have a material impact on the Company's results of operations in future periods.
<P>
     Since its inception, the Company has purchased all of its products from two suppliers and is currently utilizing a single supplier. The loss of this supplier could have a material impact on the Company's ability to obtain product for resale to its customers in future periods.
<P>
8.     Stock option plan:
<P>
     The Company has an incentive stock option plan covering all existing employees. As of December 31, 2000 no options have been granted.
<P>
9.     Common stock issued:
<P>
     The Company effected a two for one stock split in May 2000. During the nine months ended December 31, 2000, the Company also issued the following common stock shares:
<P>
     Common stock issued for services           2,025,000
     Common stock exchanged for notes payable     100,000
     Common stock issued for cash                 161,000
<P>
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
<P>
GENERAL
<P>
Silver Star Foods, Inc. ("the Company") is a manufacturer and wholesaler of stuffed and other frozen pasta products, which it markets under the "Silver Star" trade name. The Company commenced operations in May, 1995.
<P>
A substantial portion of the Company's sales to supermarkets are made during promotions or "specials" during which the Company advertises in the chain's store circular. These specials are typically booked by the Company's food brokers eight weeks in advance of the scheduled sale. The Company can typically expect to generate greater volume from the supermarkets in periods in which they are participating in the store circulars.
<P>
During the Company's fiscal second and third quarters ending December 31, 2000 the Company decided to reduce the amount of promotional activity due to the amount of time and effort required in connection with the Company's ongoing efforts to complete its Registered Offering, and its lack of operating capital. This resulted in a decline in net sales.
<P>
The Company does not presently have its own manufacturing facility, but plans to construct one from a portion of the proceeds of the Offering. Management believes that manufacturing its own products would enable the Company to increase its profit margins and participate more fully in "price competitive" marketing which is common in the retail market. The Company also hopes to pursue other distribution channels for its product as a result of its own manufacturing capabilities. Concurrent with the establishment of a facility, the Company anticipates that both its direct costs and operating costs will increase as the Company adds a full-time workforce, increases insurance coverage and increases marketing efforts. However, there are no assurances that the Company will be able to increase revenue, increase its gross profit or attain and sustain profitability as a result of these expenditures.
<P>
The Company's independent accountants have issued a going concern opinion in their report as of December 31, 2000, citing the Company's working capital deficiency and stockholders' deficiency of $979,124 and $852453, respectively. Those conditions raise substantial doubts about the Company's ability to continue as a going concern. Management's plans with respect to these issues include and are primarily based upon the Offering contemplated herein.
<P>
RESULTS OF OPERATIONS NINE MONTHS ENDING DECEMBER 31, 2000 AS COMPARED TO DECEMBER 31, 1999.
<P>
The Company had net sales of $311,937 for the nine months ending December 31, 2000 as compared to $617,882 for the nine months ending December 31, 1999, a decrease of $305,945 (51%). The decrease is attributable to the Company's decision to reduce the amount of promotional activity during this time due to the amount of time and effort required in connection with the Company's ongoing efforts to complete its Registered Offering, and its lack of operating capital.
<P>
Costs of sales decreased during the nine months ending December 31, 2000 to $236,491 from $508,742 for the nine months ending December 31, 1999, a decrease of $272,251 (47%). The decrease corresponds to the Company's decrease in sales for the comparative periods. As a percentage of net sales, costs of sales were approximately 76% and 83% for the nine months ending December 31, 2000 and 1999, respectively.
<P>
Operating expenses decreased to $235,211 from $334,813 for the nine months ending December 31, 2000 as compared to 1999, a decrease of $99,602 (30%). Approximately $4,000 of such decrease is attributable to less expenditures for slotting fees for shelf space for the Company's products. Amortization expense for the comparative periods was $10,250 in each of the nine months ending December 31, 2000 and 1999 in relation to the trade name. The Company incurred approximately $0 and $90,300 in amortized finance costs for the nine months ending December 31, 2000 and 1999 respectively, relating to the bridge financing which was completed in August 1998.
<P>
The Company had a net loss for the nine months ending December 31, 2000 of $159,765 as compared to a net loss of $225,673 for the nine months ending December 31, 1999, a decrease of $65,908 (70%).
<P>
NINE MONTHS ENDING DECEMBER 31, 1999 AS COMPARED TO
DECEMBER 31, 1998
<P>
The Company had net sales of $1,201,587 for the nine months ending December 31, 1999 as compared to $1,343,276 for the nine months ending December 31, 1998, a decrease of $141,689 (11%). The decrease is attributable to the Company's lack of working capital. Additionally, the Company was unable to participate in many store promotions due to the temporary loss of its food broker during the fiscal nine months ending December 31, 1999.
<P>
Costs of sales decreased $231,999 or 19% to $966,756 for nine months ending December 31, 1999 from $1,198,755 for nine months ending December 31, 1998. As a percentage of net sales, cost of sales decreased to 80% for nine months ending December 31, 1999 from 89% from nine months ending December 31, 1998. These decreases are attributed to product price increases by the Company during nine months ending December 31, 1999.
<P>
Operating expenses were $746,867 for nine months ending December 31, 1999 as compared to $442,317 for nine months ending December 31, 1998, an increase of $304,550.
<P>
Amortization expense was approximately $14,000 for each of nine months ending December 31, 1999 and nine months ending December 31, 1998, respectively. Approximately $170,000 of the increase in operating expenses for nine months ending December 31, 1999 is attributable to amortization expense of finance cost relating to the bridge financing completed in August 1998.
<P>
Year 2000
<P>
Prior to January 1, 2000, the Company examined the costs to upgrade its systems with systems which were nine months 2000 compliant, and determined that the cost to do so was immaterial in relation to the Company's operations. The Company computer hardware currently meets compliance standards. Since January 1, 2000, the Company has not experienced any nine months 2000 problems. The Company employs software programs which are readily available in the marketplace, known as "canned" software applications and has not had any problems with such programs since January 1, 2000.
<P>
PART II - OTHER INFORMATION
<P>
Item 1. Legal Proceedings. On January 18, 2001, Mt. Rose Ravioli & Macaroni Company, Inc. obtained a judgment against us in the amount of $283,461.79. Mt. Rose is the manufacturer of our products. We are in the process of negotiating a settlement agreement whereby we will pay Mt. Rose 50% of the monies collected (until full payment of the judgment) on the sale of our shares that were recently registered in our SB-2 that became effective in January 2001.
<P>
Item 2. Changes in Securities.
<P>
On October 2, 2000, the Company issued 2,000,000 of our common shares to Vincent Trotta, Sr., one of our directors, for past services rendered to the Company. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
Item 3. Defaults Upon Senior Securities.  Not Applicable
<P>
Item 4. Submission of Matters to a Vote of Security Holders.
<P>
On October 2, 2000, a majority of the shareholders approved the transactions set forth in Item 2. above.
<P>
No shareholders meeting was held and no information was distributed in connection with such meeting.
<P>
Item 5. Other Information. None
<P>
Item 6. Exhibits and Reports of Form 8-K. None
<P>
SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.
<P>
Date: February 20, 2001
<P>
SILVER STAR FOODS, INC.
<P>
BY: /s/ Michael Trotta
------------------------------
        Michael Trotta
        Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer and Secretary
<P>