Form 10KSB
period 2001-03-31
SILVER STAR FOODS INC /NY/
filed 2001-07-16
CIK 1046862

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                  March 31, 2001

                               Commission File #0-25673

                             SILVER STAR FOODS, INC.
             (Exact name of registrant as specified in its charter)

                                    New York
         (State or other jurisdiction of incorporation or organization)

                                   11-3265942
                      (IRS Employer Identification Number)

                7520 Avenue V, Brooklyn, New York 11234
               (Address of principal executive offices )(Zip Code)

                                  (718)763-3000
                (Registrant's telephone no., including area code)

               1000 South Avenue, Staten Island, New York 10314
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended March 31, 2001: $282,747

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 13, 2001, was: $16,804,232

Number of shares of the registrant's common stock outstanding as of July 13, 2001 was: 17,141,584

Transfer Agent as of July 31, 2001:                  North American Transfer
                                                     147 West Merrick Road
                                                     Freeport, New York 11520

PART I

Item 1.  Description of Business

Business Development. We were incorporated in New York in March 1995 under the name Silver Star Ravioli, Inc. The Company changed its name in July 1997 to Silver Star Foods, Inc.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer. We are a distributor of a wide range of pre-packaged frozen pasta products in the New York metropolitan area. The Company sells its products such as ravioli and tortellini, primarily to supermarkets. The Company is in the process of raising additional equity in order to establish a manufacturing facility. The Company believes that acquiring manufacturing capacity and entering into agreements with additional sales representatives will enable it to expand its customer base to supermarket chains and small distributors in other regional markets and to large volume customers such as club stores, restaurant chains and customers requiring a private label manufacturer.

The Company maintains its principal offices at 1000 South Avenue, Staten Island, New York, 10314 and its telephone number is (718) 763-3000. The Company's corporate staff consists of Michael Trotta who is experienced in all aspects of pasta products.

THE COMPANY

Slver Star Foods, Inc. (the "Company") is a distributor of a wide range of pre-packaged frozen pasta products in the New York metropolitan area. The Company sells its products primarily to supermarkets or to distributors who resell the products to supermarkets. The Company's products are primarily "stuffed" pasta such as ravioli and tortellini, which must be frozen when stored. The Company believes that acquiring manufacturing capacity and entering into agreements with additional sales representatives will enable it to expand its customer base to supermarket chains and small distributors in other regional markets and to large volume customers such as club stores, restaurant chains, and customers requiring private label manufacturing.

The family of the Company's Chairman, Chief Executive Officer and Principal Shareholder, Michael Trotta, owned and operated Silver Star Ravioli & Macaroni, Inc. ("SSRM") for over fifty years. SSRM was engaged in the business of selling pasta products under the Silver Star name. In 1992, SSRM declared bankruptcy, largely due to financial problems caused by SSRM's outdated manufacturing facilities, and was liquidated. In March 1995, Michael Trotta, who had been an employee at SSRM, formed the Company to distribute a select number of food products under that label. The Company purchased the "Silver Star" trade name in 1997 from Vincent Trotta, the father of the Company's President.

The Company has become a distributor of a variety of pre-packaged Italian stuffed pasta food products, including ravioli, tortellini, cavatelli, gnocchi and manicotti. According to a report by A.C. Nielson & Co., in 1998, sales of the Company's products accounted for approximately 7.5% of the frozen pasta market among supermarkets in the New York Metropolitan area. The Company promotes its products to these supermarkets with the assistance of food brokers, who receive commissions for such sales. The Company regularly offers discounts or "specials," on its products and arranges for such specials to be listed in the supermarket circular which is available to each of the supermarket customers as they enter the store.

Te Company also sells its products to small distributors who resell the frozen pasta to grocery stores and restaurants. Although this constitutes a small portion of the Company's business, the Company has distributors in locations such as Nevada and California. The Company intends, although there can be no assurance it will be able to, to establish relationships with additional distributors in order to expand into other regions and markets.

The Company's marketing efforts emphasize the Silver Star tradition of quality. The Company also hopes to capitalize on the growing popularity of pasta, many types of which are lower in fat than most other frozen food products.

Currently, the Company has a manufacturing agreement with Mount Rose Ravioli and Macaroni, Inc. ("Mount Rose"). Such company manufactures and packages the products that the Company sells under the Silver Star name. The Company believes that this arrangement is satisfactory for sales to its existing customer base. However, this arrangement limits the Company's ability to increase profit margins and to pursue certain types of customers. In order to achieve significant sales growth and to operate profitably, the Company's management believes it needs to establish its own manufacturing facility or to seek better manufacturing terms from its suppliers.

The Company believes, although there can be no assurance, that establishing a manufacturing facility will enable it to produce its products at a lower cost without sacrificing quality. A manufacturing facility should also allow the Company to respond to customer orders more quickly and to allow it more flexibility in changing its product mix. The Company intends, although there can be no assurance, to establish a manufacturing facility. This will be done by either: (i) acquiring land and constructing and equipping a new facility on such land; or (ii) leasing an existing facility (possibly with an option to buy such facility), which is likely to require an investment to update or improve the facility.

HISTORICAL BACKGROUND

In 1930, the grandfather of the Company's President opened a pasta shop in Brooklyn, New York under the name Silver Star Ravioli & Macaroni Co., Inc., ("SSRM"). During the next twenty years, SSRM developed an excellent reputation for its hand-made pasta around New York. In the early 1950's, SSRM expanded by opening a 25,000 square foot factory with one of the first mechanized ravioli machines. With increased production capabilities, SSRM was able to supply large supermarket chains with its food products. During this time, SSRM distributed its food products to a number of grocery chains and numerous independent stores in the five boroughs of New York and Long Island. In addition to retail outlet stores, SSRM opened institutional accounts that included airlines and cruise ships. SSRM also expanded its geographic area and, with a select network of brokers, began to distribute its food products to the tri-state area, in addition to upstate New York, Philadelphia, Baltimore, Florida, Arizona and California. During this time, SSRM was owned and operated by members of the Trotta family, including Michael Trotta, the Company's President and Vincent Trotta, who serves as an advisor to the Company.

By the late 1980's, SSRM's manufacturing equipment was outdated. Competitors with newer factories and equipment were able to produce products at lower cost and on a more flexible schedule. As a result, sales margins suffered. SSRM's attempts to upgrade the facility, which was over thirty years old, were ineffective. Debts incurred in connection with the attempted upgrade eventually led to the bankruptcy of SSRM.

In 1995, Michael Trotta formed the Company under the name Silver Star Ravioli Co., Inc. and changed its name to Silver Star Foods, Inc. in July 1997. The Company, which had been using the Silver Star trademark since it was formed, acquired the trademark from Vincent Trotta in 1997 for $205,000 and acquired the right to use Vincent Trotta's name in connection with its promotions in April 1998.

INDUSTRY OVERVIEW

Today, retail pasta products sales in the United States total over $500 million, as published in the trade magazine, Modern Grocer. Management believes that the appeal of frozen pasta products to American consumers has increased since the 1980's and shows no sign of abating.

The Company believes that the U.S. retail market for frozen pasta is growing and fragmented. The Company believes that the growth in the frozen pasta category has been aided by several factors including both the growth in popularity of frozen foods and the changing consumer taste preferences to favor distinctive, high quality, healthy foods. The Company further believes that consumers are demanding more healthful food products as they learn more about the importance of one's diet in a healthy lifestyle. For example, the U.S. Surgeon General has recommended that consumers lower the percentage of calories from fat in their diets at no more than 30% (from the existing 37% average) and the U.S. Department of Agriculture recommends that 60-70% of Americans' daily caloric intake come from complex carbohydrates. Consequently, much of consumers' demand for more healthful food products is focused on lowering the fat content of their diets and increasing their intake of complex carbohydrates. The Company believes that the sale of pasta, which is generally low in fat and high in complex carbohydrates, is benefitting from the trend towards healthier eating.

No assurance can be given that the frozen pasta market will continue to expand. Nor can there be any assurance that current levels of public attention to personal health, fitness and diet or current perceptions of healthfulness associated with pasta and pasta sauces will continue in the future. In particular, the public perception of the healthfulness associated with pasta-based meals may decline due to a recent study by the Center for Science in the Public Interest finding high fat content in cheese and cream-based pastas and pasta sauces. Similarly, sales of beef ravioli will not be aided by the increased demand for healthy foods.

Additionally, as the Company expands to different regions of the United States, the Company may encounter differing public perceptions and concerns about health and diet. This may adversely impact the Company's marketing and expansion strategy and cause it to incur greater expenses in promoting its products.

SALES AND DISTRIBUTION

The Company primarily sells it products through sales representatives, known in the industry as food brokers. The Company currently has representative agreements with four food brokers. The Company pays its food brokers a commission which ranges from 3-5% of the net amount received from customers on all sales in the respective brokers territory. The Company's brokers service the New York City metropolitan area, New Jersey/Eastern Pennsylvania/Maryland and Florida. The agreement with the New York broker can be terminated by either party at any time. The other agreements contain termination provisions as well. Although the Company believes it could replace its food brokers, the loss of a food broker could have a material adverse effect on the Company, particularly in the short term.

The primary function of the food broker is to act as a liaison between the manufacturer and the Company's customers. Working with Company management, the broker will place advertisements in the supermarket circular and arrange "specials" or discounts on the Company's products. If the Company determines that it desires to place its product in a supermarket chain, the broker will negotiate for the payment by the Company of a "slotting fee," which is a fee that a potential supplier must pay to obtain shelf space for a product in the supermarket chain. The Company believes that such "slotting fee" has a beneficial life of three (3) years. However, payment of a slotting fee does not ensure continued shelf space availability for the Company's product. The Company intends, although there can be no assurance it will be able to, to establish relationships with additional food brokers in order to expand into other regions. Food brokers are particularly helpful when expanding into new geographic markets because a single broker may have existing relationships with numerous supermarkets.

The Company believes that it will not be able to effectively service club store customers until it has established a manufacturing facility. The Company has no plans to make any sales to club store customers at this time, and there can be no assurance that the Company will be able to sell its products to club store customers in the future, even if it established a manufacturing facility.

The food brokers generally arrange sales to supermarket chains. These supermarkets then either place an order with the broker or with distributors, who then immediately place orders with the Company. There is not a significant difference in pricing or delivery procedures based on whether the supermarket uses a distributor.

The Company sells to a number of supermarkets chains that have stores (operating under the same name or through affiliated companies) in other regions. These supermarkets have buying departments in each region. The Company would have to establish relationships with different buyers to sell its products in these regions. However, Company management believes that its relationships in the New York region with these supermarket chains will aide it in establishing relationships with supermarket buyers in other regions.

Generally, competition for shelf space in supermarkets is intense. Companies that supply to supermarkets, are often required to pay large slotting fees in order to commence business with a supermarket chain. The Company believes that such slotting fees have a beneficial life of three (3) years. Food suppliers may attempt to use their relationship with the supermarket or pricing arrangements to obtain the optimum shelf space. This usually creates an advantage for larger companies who are able to obtain the most visible shelf space. The Company's management believes that this advantage is reduced in frozen products, all of which must be stored in a freezer section. Additionally, the Company believes that its use of coupons and store circulars, along with customer loyalty, will enable it to overcome the advantage of the larger companies in obtaining optimum shelf space.

The Company also sells its products to distributors who resell the frozen pasta to delicatessens, grocery stores and restaurants. Currently, these customers make up a naminal amount of the Company's business.

The Company intends, although there can be no assurance that it will be able to do so, to establish relationships with additional distributors in order to expand into other regions and markets.

If the Company is able to acquire a manufacturing facility, it intends to pursue institutional customers, such as hotels, restaurants, schools, nursing homes, hospitals and prisons. These institutional customers buy products in large volumes. Without a manufacturing facility, the Company does not have the flexibility or the cost structure to pursue such customers.

Initially, the company intends to rely primarily on food brokers to establish relationships with these institutional customers. Upon obtaining additional financing, the Company intends to employ a marketing and sales director. This individual will be in charge of establishing relationships with additional food brokers and distributors, and for pursuing institutional customers and other retail customers.

The Company's success depends upon an effective system of distribution for its products. The Company utilizes central warehouse delivery for all its supermarket customers. In central warehouse delivery, the products are delivered to a warehouse for a chain of supermarkets for later delivery by the chain to its stores. To distribute its products to other parts of the country (which is a small part of the Company's business at the present time), the Company uses local and regional distributors. In any event, the Company uses common carriers to deliver its products to these distributors. The dependence on other companies for delivery of its products poses a risk to the Company. While this method of delivery has been reliable and available at acceptable rates thus far, there can be no assurance that the Company will continue to be able to negotiate acceptable freight rates in the future and that delivery will not be disrupted for reasons including, but not limited to, adverse weather, natural disasters or labor disputes in the trucking industry.

MARKETING

An emphasis of the Company's marketing to both its customers and consumers is on the association of the Silver Star name with a quality pasta product produced by a family operated business. The Company's promotional materials and packaging for some of its products contain a short statement from Vincent Trotta, Sr. which, among other things, offers a personal guarantee of quality, thanks customers for loyalty, and explains that Silver Star's products are "true to a family tradition." On all products, the Company has begun to use the name "Aversa Silver Star" after the founder of SSRM and the grandfather of the Company's President. The Company expects to continue to use the Aversa Silver Star name as it enters new markets because management believes that customers are more likely to associate that name with Italian food products from a family operated business.

The Company hopes to use advertising, primarily in supermarket circulars, to familiarize customers with the Silver Star name. The Company hopes positive experiences with the Company's product will create customer loyalty and promote repeat business.

The Company also intends to capitalize on the nutritional value of its products. As is now required by law, the Company discloses the nutritional information about its products on the packaging. The Company believes that the nutritional value of some of its frozen pasta compares favorably with many other alternatives among frozen foods.

The Company's most effective advertising to consumers is by placing advertisements in supermarket circulars, which are available to customers of a supermarket upon entering a store. Occasionally, supermarkets distribute the circular via direct mail or as an enclosure in newspapers. The advertisements in the circular inform the consumer of any specials or discounts that are available on the Company's products and may contain coupons. The advertisement in the circular is arranged by the food broker and generally are placed approximately eight weeks in advance.

THE COMPANY'S PRODUCTS

The Company specializes in stuffed pasta, a form of pasta that includes stuffing such as ricotta, eggs and cheese, among others. The products that the Company currently distributes are: jumbo cheese round 13 oz. ravioli; mini cheese round 16 oz. ravioli; mini square cheese 16 oz. ravioli; mini square meat 16 oz. ravioli; tortellini, including meat and cheese, 16 oz.; cavatelli, 16 oz.; gnocchi 16 oz.; six count manicotti, 19 oz.; and twelve count stuffed shells, 21 oz. The Company's most popular product, mini square cheese ravioli should provide a meal for 5 people and is sold at a suggested retail price of $3.19.

Like plain pasta, the Company's products must be boiled before they should be eaten. The Company does not sell its products with ready-made pasta sauce, although it may do so in the future.

The Company's products are packaged in polyethylene bags. The Company may in the future market its ravioli in a box, which was the packaging method utilized by SSRM for its most popular ravioli products. The current packaging includes the nutritional information, ingredients and cooking directions. Also prominently featured is the Silver Star trademark. The packaging for some of the Company's products contains a statement from Vincent Trotta Sr. guaranteeing the quality of the Company's products. The packaging design is based on SSRM's packaging. The manufacturer of the polyethylene bags ships them directly to the Company's suppliers.

The Company has no current plans to introduce new products, and is unlikely to do so in the near future. If the Company is able establish a manufacturing facility, it intends to introduce new products and new packaging of existing products. For example, the Company intends to create packaging aimed at club stores, including a "bulk pack," which will be a single oversize pack weighing approximately 3 lbs. Additionally, the Company may sell its products with a ready made sauce. The sauce could be produced by a private manufacturer to the Company's specifications, or the Company could enter into a joint venture arrangement with an existing pasta sauce manufacturer.

PRINCIPAL SUPPLIERS AND INGREDIENTS

Currently, the Company uses one private label manufacturer to prepare and package all of its products. The Company provides the manufacturer with recipes for its products. The manufacturer uses a quick freeze process to ensure that the product is frozen while it is still fresh. The Company believes that it could replace its supplier on similar terms, however the loss of the supplier could have a material adverse affect on the Company, particularly in the short term.

The ingredients used by the Company's supplier is primarily flour, eggs and water. Depending on the type of stuffed pasta the Company is producing, the ingredients may include whole milk ricotta, eggs, Romano cheese, mozzarella, parsley, salt, pepper, meat filling chopped meat, onions and spices. The Company's supplier buys flour from Congra and Ricotta from either Pollyo or Sorrento. Other ingredients come from local distributors and manufacturers. If the Company establishes a manufacturing facility, it intends to purchase directly from these suppliers.

The Company's production agreement is with Mount Rose Ravioli and Macaroni Co. Such supplier is able to fill the Company's product orders in approximately seven days.

MOUNT ROSE RAVIOLI AND MACARONI CO. The Company executed an agreement which provides that Mount Rose will manufacture and package the following "Silver Star" products:

Square Meat and Cheese Ravioli--bag
Square Meat and Cheese Ravioli--box
Round Cheese Ravioli
Cavatelli
Cheese and Meat Tortellini
Gnocchi
Six Count Manicotti
Twelve Count Stuffed Shells

The agreement is terminable at any time by either party. The agreement provides that the product is to be paid for by either cashiers or certified check at the time the order is placed. Prices, in accordance with the agreement, are to be reviewed every six months with respect to raw material and packaging costs. An increase or decrease in such costs will be passed on to the Company. The agreement further provides that in the event that the agreement is terminated the Company gives Mount Rose permission to use any packaging left on hand at the time of termination in any way it chooses.

MANUFACTURING

Currently, the Company does not have any manufacturing ability. The Company intends to establish a manufacturing facility. The Company has no present plans for the establishment of a facility but is considering either (i) acquiring through merger or acquisition a company with an existing facility, which may require an investment to update the facility, (ii) constructing and equipping a new facility or (iii) leasing an existing facility, which is likely to require an investment to update or improve the facility.

The Company intends to establish a facility that would be 20,000-25,000 square feet. The Company requires a facility with capability for drainage and refrigeration. The facility will be built with the intent on receiving a USDA plant number with the capability of processing meat and chicken, in addition to cheese. Only after USDA inspection and approval will it be able to process meat and chicken. However, it does not require USDA approval to process cheese. The Company would like to locate the facility in the New York area to be near the majority of its customers. The Company intends to equip the facility with new equipment that has the capacity to produce its specialized products quickly and efficiently.

Management believes that manufacturing capacity will allow the Company to produce its goods at a lower cost, particularly if it is able to increase volume. Furthermore, manufacturing capacity is likely to allow the Company greater flexibility in its product mix and enable it to require less advance notice of its orders.

TRADEMARK

The Company purchased the "Silver Star" trademark from Vincent Trotta in 1997 for $205,000. Mr. Trotta had acquired the trademark from SSRM. SSRM had registered the trademark with the U.S. Patent and Trademark Office, however, the Company failed to renew the application and the trademark protection has lapsed. In the near future, the Company will file a new application for registration. Even if the application is approved, there can be no assurance as to the degree of protection its registered trademark may afford the Company.

EXPANSION STRATEGY

The Company's expansion strategy is dependent on obtaining additional financing to establish a manufacturing facility. The Company's management believes that it will be able to produce its products at a lower cost, which will allow it more flexibility in pricing. Management believes that discount pricing is often necessary to gain customers and establish market share.

Management believes that the manufacturing facility will also allow the Company greater flexibility in adjusting its product mix or packaging because the Company has direct control of the allocation of labor and machinery at its facilities. Similarly, management expects to be able to respond to customer orders more quickly. There can be no assurance that establishing a facility will be a more cost effective, efficient or quicker way for the Company to acquire its products.

Management believes that the advantages of the manufacturing facility will allow the

Company to pursue institutional customers such as hotels, nursing homes, schools and hospitals, and discount buyers such as club stores. The Company may also offer to manufacture pasta products for other companies on a private label basis. There can be no assurance that institutional or private label markets for the Company's products will develop.

The Company intends to establish relationships with additional food brokers and small distributors. Food brokers are particularly helpful when expanding into new geographic markets because a single broker may have existing relationships with numerous supermarkets. The Company intends to expand into areas where pasta products are popular. Initially, the Company intends to focus expansion in the Northeast, in markets such as Philadelphia and Boston, where it already has some customers, and then expand into cities such as Washington, Baltimore and Chicago.

Presently, the Company has no plans or intentions to make acquisitions. However, the Company believes that a number of opportunities exist for the Company to accelerate growth by acquiring a complementary or competitive business. The Company could acquire an entity that has (i) a manufacturing facility suitable for the Company's products, (ii) sells complementary products, or (iii) has established name recognition or distribution lines in regional markets where the Company does not currently operate.

The Company believes that the frozen pasta market is a growing market, and that the market for stuffed pasta is likely to grow as well. The Company believes, although there can be no assurance, that its marketing will put it in position to take advantage of this growth.

EMPLOYEES

As of July 1, 2001, the Company had 1 full-time employee. In addition, depending on client demand, the Company will utilize manpower agencies to contract between additional persons on a temporary, part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

Item 2. Description of Property

We currently lease office space from our principal shareholder, officer and director, Michael Trotta, at 7520 Avenue V, Brooklyn, New York. The present monthly rent is $1,000 which includes all common charges. We believe that this space is sufficient for us at this time.

Item 3.  Legal Proceedings

Effective February 26, 2001, the Company entered into a Settlement Agreement with Mt. Rose Ravioli & Macaroni Company, Inc. whereby it agreed to pay Mt. Rose $283,461.79 plus interest at the judgment rate. To date, $93,400 has been paid to Mt. Rose.

Merrill Corporation has contacted the Company stating that the Company owes it in excess of $80,000. To the best of our knowledge, no litigation has been commenced in this matter and no complaint has been served on the Company.

White Rose contacted the Company and stated that the Company is indebted to its client. To the best of our knowledge no litigation has been commenced in this matter and no complaint has been served on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

On July 13, 2001, there were 50 shareholders of record of the Company's common stock. Based on information received from brokers and others in fiduciary capacities, the Company estimates that the total number of shareholders of the Company's common stock does not exceeds 500. The Company's common stock is available for trading through electronic trading services via the OTC Bulletin Board.

The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's common stock through June 30, 2001 and as available through electronic trading services subsequent to such date. The Company's common stock started trading on the OTC Electronic Bulletin Board during the first quarter of 2001.

                                            Common Stock

         Fiscal Quarter                     High         Low
         --------------                     ------       ------
         March 31, 2001                     2.938         .406
         June 30, 2001                      3.125        1.100

Dividends

The Company does not intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

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

During the Company's fiscal third and fourth quarters ending March 31, 2001 the Company decided to reduce the amount of promotional activity due to the amount of time and effort required in connection with the Company's ongoing efforts to complete its Registered Offering, search for a prospective merger and/or acquisitions and locate additional avenues of distribution. This resulted in a temporary decline in net sales.

The Company does not presently have its own manufacturing facility, but plans to construct one from a portion of the proceeds of its Registered Offering. Management believes that manufacturing its own products would enable the Company to increase its profit margins and participate more fully in "price competitive" marketing which is common in the retail market. The Company also hopes to pursue other distribution channels for its product as a result of its own manufacturing capabilities. Concurrent with the establishment of a facility, the Company anticipates that both its direct costs and operating costs will increase as the Company adds a full-time workforce, increases insurance coverage and increases marketing efforts. However, there are no assurances that the Company will be able to increase revenue, increase its gross profit or attain and sustain profitability as a result of these expenditures.

The Company's independent accountants have issued a going concern opinion in their report as of March 31, 2001, citing the Company's working capital deficiency and stockholders' deficiency of $1,046,874 and $882,209, respectively. Those conditions raise substantial doubts about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS YEAR ENDING MARCH 31, 2001 AS COMPARED
TO MARCH 31, 2000.

The Company had net sales of $282,747 for the year ending March 31, 2001 as compared to $658,775 for the year ending March 31, 2000, a decrease of $376,028 (57%). The decrease is attributable to the Company's decision to reduce the amount of promotional activity during this time due to the amount of time and effort required in connection with the Company's ongoing efforts to complete its Registered Offering, and its lack of operating capital.

Costs of sales decreased during the year ending March 31, 2001 to $245,090 from $516,934 for the year ending March 31, 2000, a decrease of $271,844 (53%). The decrease corresponds to the Company's decrease in sales for the comparative periods. As a percentage of net sales, costs of sales were approximately 87% and 79% for the year ending March 31, 2001 and 2000, respectively.

Operating expenses decreased to $258,603 from $426,915 for the year ending March 31, 2001 as compared to 2000, a decrease of $168,312 (40%). Approximately $4,000 of such decrease is attributable to less expenditures for slotting fees for shelf space for the Company's products.

Amortization expense for the comparative periods was $13,667 in each of the years ending March 31, 2001 and 2000 in relation to the trade name. The Company incurred approximately $0 and $374,351 in amortized finance costs for the years ending March 31, 2001 and 2000 respectively, relating to the bridge financing which was completed in August 1998.

The Company had a net loss for the year ending March 31, 2001 of $234,613 as compared to a net loss of $673,092 for the year ending March 31, 2000, a decrease of $438,479 (66%).

YEAR ENDING MARCH 31, 2000 AS COMPARED TO MARCH 31, 1999

The Company had net sales of $658,775 for the year ending March 31, 2000 as compared to $1,201,587 for the year ending March 31, 1999, a decrease of $542,812 (46%). The decrease is attributable to the Company's lack of working capital. Additionally, the Company was unable to participate in many store promotions due to the temporary loss of its food broker during the year ending March 31, 2000.

Costs of sales decreased $449,822 or 47% to $516,934 for year ending March 31, 2000 from $966,756 for the year ending March 31, 1999. As a percentage of net sales, cost of sales decreased to 79% for the year ending March 31, 2000 from 81% for the year ending March 31, 1999. These decreases are attributed to product price increases by the Company during the year ending March 31, 2000.

Operating expenses were $426,915 for the year ending March 31, 2000 as compared to $746,867 for the year ending March 31, 1999, a decrease of $319,952. Amortization expense relating to the Company's trade name was approximately $14,000 in each of the years ending March 31, 2000 and March 31, 1999. Other expenses consisting of deferred finance costs was approximately $374,000 and $170,000 for the years ending March 31, 2000 and 1999, respectively. This is attributable to amortization expense of finance costs relating to the bridge financing completed in August 1998.

Item 7. Financial Statements

The financial statements of the Company, together with the report of auditors, are included in this report after the signature pages.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company's accountant is Zeller Weiss & Kahn, LLP of Mountainside, New Jersey. The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act

The directors and officers of the Company and its subsidiaries, as of July 13, 2001, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                       Age                                Director/Position
----                       ---                                -----------------
Michael Trotta             36                                 President/CEO/CFO/
                                                              Secretary/Director

Vincent Trotta             73                                 Director
Barry Sherman              56                                 Director
Dennis Lore                51                                 Director

MICHAEL TROTTA has served as the Company's Chairman, Chief Executive Officer, President, Chief Financial Officer, Secretary and Director since its formation in 1995. Prior to founding the Company, Mr. Trotta served as Vice-President--Manufacturing of Little Italy Frozen Foods, Inc. from 1993 to 1994. Mr. Trotta worked for SSRM from 1987 to 1992 in various positions including Plant Manager and Vice President. Initially, Mr. Trotta was employed in the Shipping and Receiving department. Shortly thereafter, Mr. Trotta was named Plant Manager where he supervised over 30 employees and was responsible for all the plant's daily operations. Mr. Trotta was Vice-President of SSRM when it filed bankruptcy and was subsequently liquidated in 1992. In December 1996, Mr. Trotta filed for personal bankruptcy, primarily as a result of debts incurred personally in connection with SSRM. Mr. Trotta emerged from bankruptcy protection in March 1997. Mr. Trotta is Vincent Trotta's son.

VINCENT TROTTA has served as a director of the Company since September 1998. He has been involved in the food business since 1949 when he became SSRM's production manager. Mr. Trotta has also served as SSRM's Plant Manager and President. He retired from SSRM in 1979. Mr. Trotta is the father of Michael Trotta.

BARRY SHERMAN has served as a director of the Company since September 1998. Mr. Sherman has been involved in the retail sales and brokerage business for nearly fifty years. For 32 years, Mr. Sherman was employed by Waldbaum's, where he served as Vice President of Merchandising for 15 years. Mr. Sherman is currently Vice President of Red Apple Supermarkets. He commenced employment with Red Apple Supermarkets in July, 1997. From 1993 until his employment with Red Apple Supermarkets, he was a principal of RDI/Enterprise Marketing, which was involved in the food brokerage industry.

DENNIS LORE has served as a director of the Company since September 1998. Presently, Mr. Lore is the owner and operator of Pineview Development Company, a developer of real estate in Upstate New York. Mr. Lore was the principal owner of RDO Brokerage from 1987 to 1993. RDO Brokerage specializes in frozen food sales and marketing in the New York metropolitan area. From 1985 to 1987, he was a partner in Norlen Futuran Brokerage Co., specializing in dairy and fast food accounts in the New York metropolitan area. Prior to such time, he worked for M.W. Houck food brokers in such capacities as Director of Sales and Marketing, Liaison between manufacturers, brokers and customers and account manager.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

On April 20, 2001, we filed Form 3's for Michael Trotta; and Vincent Trotta, Sr. and Rosalie Trotta, his wife. On April 18, 2001, we filed Form 3's for Barry Sherman and Dennis Lore. Such Form 3's were filed late. To date, we are required to file a Form 3 for Results Consulting Corp. which has not yet been undertaken. A Form 5 will not be filed for our fiscal year ended March 31, 2001 since all reportable transactions for this fiscal year were reported on Form 3's filed with the Commission.

Item 10. Executive Compensation

For the fiscal years ending March 31, 2001 and March 31, 2000, we did not pay any officer of the Company any compensation in excess of $100,000.

Summary Compensation Table

Annual Compensation
-------------------

Name and Principal Position    Year    Salary   Bonus    Restricted Stock Award
---------------------------    ----    ------   -----    ----------------------
      None                     2001 and 2001

Employment Agreements. Michael Trotta entered into a three (3) year employment agreement with the Company on September 15, 1998. Mr. Trotta's compensation under the Agreement is $104,000 during the initial annual term with increases in the succeeding two (2) years of the term equal to the greater of 10% from the previous year's salary or the cost of living adjustment recognized in the area where Mr. Trotta resides. Mr. Trotta is also entitled to reimbursement of substantiated expenses, a monthly car expense equal to $750 per month and options to acquire 100,000 shares of Common Stock at $6.00 per share. Notwithstanding the employment agreement, Mr. Trotta did not take a salary in fiscal years ending March 31, 2000 and March 31, 2001

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of July 13, 2001, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

                                            Number of Shares of
Name of Beneficial Owner/                   Common Stock                  % of Beneficial
Identity of Group                           Beneficially Owned            Ownership
-----------------                           ------------------            ---------
Michael Trotta                              6,400,000 Common Shares       37.34%

Vincent Trotta                              1,000,000 Common Shares        5.83%

All directors and executive
officers as a group (2 persons)             7,400,000 Common Shares       43.17%

(1) The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

Item 12. Certain Relationships and Related Transactions.

We currently lease office space from our principal shareholder, officer and director, Michael Trotta, at 7520 Avenue V, Brooklyn, New York. The present monthly rent is $1,000 which includes all common charges. We believe that this space is sufficient for us at this time.

The Company has received loans from (a) Michael Trotta; (2) and Vincent Trotta, Sr., a director and father of Michael Trotta, in the amount of $26,000.
The loans are due on demand and are non-interest bearing.

We have not and do not intend to enter into any additional transactions with our management or any nominees for such positions. We have not and do not intend to enter into any transactions with our beneficial owners. We are not a subsidiary of any parent company.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules immediately following the signature pages of this report.

2. Financial statement schedules; see index to financial statements and schedules immediately following the signature pages of this report.

3.  Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.

3(i)      Certificate of Incorporation, as amended (1)

3.2       Bylaws, as amended (1)

(1)        Incorporated by reference to the Registrant's Form SB-2, filed on
            (SEC File No. (333-42311).

(b)        Reports on Form 8-K
             We did not file any reports on Form 8-K for the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                    SILVER STAR FOODS, INC.

                                    By: /s/ Michael Trotta
                                    -----------------------------
                                            Michael Trotta
                                            President, Chief Executive
                                            Officer, Treasurer, Secretary
                                            and Director

Dated: July 16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                        Title                       Date
----                                        -----                       ----
/s/ Michael Trotta             President, Chief Executive Officer,      July 16, 2001
                               Treasurer, Secretary and Director

                            SILVER STAR FOODS, INC.

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                              FINANCIAL STATEMENTS

                             SILVER STAR FOODS, INC.

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                    CONTENTS


Independent auditors' report                                F-1

Financial statements:

  Balance sheet                                             F-2

  Statement of operations                                   F-3

  Statement of stockholders equity (deficiency)             F-4

  Statement of cash flows                                   F-5

  Notes to financial statements                             F-6 - F-10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To The Board of Directors
Silver Star Foods, Inc.
Brooklyn, New York

     We have audited the accompanying balance sheets of Silver Star Foods, Inc. as of March 31, 2001 and 2000 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years ended March 31, 2001 and March 31, 2000. These financial statements are the responsibility of the Company's Board of Directors. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Star Foods, Inc. as of March 31, 2001 and March 31, 2000, and the results of its operations, stockholders' equity (deficiency) and cash flows for the years ended March 31, 2001 and March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred continuing losses and has a working capital deficiency and a stockholders' equity deficiency. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zeller Weiss & Kahn, LLP
June 18, 2001
Mountainside, New Jersey

                             SILVER STAR FOODS, INC.

                     BALANCE SHEET - MARCH 31, 2001 AND 2000

                                     ASSETS

                                                               2001              2000
                                                               ----              ----
Current assets:
  Cash                                                    $    13,207
  Accounts receivable                                           8,863      $    12,955
  Prepaid expense                                              10,000
  Other current assets                                          3,420
                                                          -----------       ----------
    Total current assets                                       35,490           12,955
                                                          -----------       ----------
Other assets:
  Tradename, less accumulated
   amortization of $82,001 and $68,334                        122,999          136,666
  Deposits                                                        255              255
  Stockholder loan                                             41,411
                                                          -----------       ----------
    Total other assets                                        164,665          136,921
                                                          -----------       ----------
                                                             $200,155         $149,876
                                                          ===========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Cash overdraft                                                           $     2,859
  Bridge loan payable                                     $    75,000           75,000
  Notes payable - tradename                                    17,092           17,092
  Accounts payable                                            585,921          503,263
  Payroll taxes payable                                        78,314           78,314
  Loans payable - other                                        26,000           26,000
  Accrued expenses                                            300,037          338,967
  Stockholder loan                                                              11,332
                                                          -----------       ----------
    Total current liabilities                               1,082,364        1,052,827
                                                          -----------       ----------
Commitments and contingencies

Stockholders' equity (deficiency):
  Preferred stock - $.001 par value
   authorized 1,000,000 shares, none
   issued

  Common stock - $.0001 par value,
   authorized - 50,000,000 shares,
   issued and outstanding - 17,141,584
   and 3,331,000 shares, respectively                           1,717              333
  Common stock subscriptions, unissued                         11,280          625,000
  Paid in capital                                           5,100,878          333,587
  Deficit                                                  (2,096,484)      (1,861,871)
  Less:  Stock subscriptions receivable                    (3,899,600)
                                                          -----------       ----------
    Total stockholders' equity (deficiency)                (  882,209)      (  902,951)
                                                          -----------       ----------
                                                          $   200,155       $  149,876
                                                          ===========       ==========

                       See notes to financial statements.

                             SILVER STAR FOODS, INC.

                             STATEMENT OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                  2001              2000
                                                  ----              ----
Net sales                                    $   282,747      $   658,775
                                             -----------      -----------
Costs and expenses:
  Cost of sales                                  245,090          516,934
  Operating expenses                             258,603          426,915
  Amortization                                    13,667           13,667
                                             -----------      -----------
    Total of costs and expenses                  517,360          957,516
                                             -----------      -----------
Loss from operations                         (   234,613)     (   298,741)
                                             -----------      -----------
Other expense:
  Amortization of deferred finance costs                          374,351
                                                              -----------
    Total other expenses                                          374,351
                                                              -----------
Net loss                                     ($  234,613)     ($  673,092)
                                             ===========      ===========

Basic earnings (loss) per share              ($      .02)     ($      .11)
                                             ===========      ===========

Weighted average number of shares
 outstanding                                   9,421,318        6,554,678
                                             ===========      ===========


                       See notes to financial statements.

                             SILVER STAR FOODS, INC.

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


                                                                                                                            Total

                                                                                                 Common                     Share-
                                                                                   Retained       Stock        Stock        holders
                                               Common Stock          Paid-in       Earnings   Subscriptions Subscriptions  Equity
                                            Shares        Value      Caital        (Deficit)     Unissued    Receivable  Deficiency
                                            ------        -----      ------        ---------     --------    ----------  ----------
Balance at March 31, 1999                  3,276,000   $    328   $   278,592    ($1,163,779)                           ($884,859)

Issuance of common stock and warrants
 for legal services rendered                  30,000          3        29,997                                              30,000

Issuance of common stock and warrants
 for goods and services                       25,000          2        24,998                                              25,000

Common stock subscriptions, unissued                                                          $   625,000                 625,000

Net loss for the year ended
 March 31, 2000                                                                    (698,092)                             (698,092)
                                          ----------   --------   -----------    -----------    --------   -----------  ---------
Balance at March 31, 2000                  3,331,000        333       333,587     (1,861,871)     625,000                (902,951)
                                          ----------   --------   -----------    -----------    --------   -----------  ---------
Two for one stock split                    3,331,000        333          (333)                                                  0

Issuance of common stock for cash            339,584         34       348,341                                 (149,500)   198,875

Cash received for common stock
 subscriptions                                                                                     11,280                  11,280

Debt exchanged for common stock              100,000         10       624,990                    (625,000)                      0

Issuance of common stock per agreement
 later cancelled                           1,000,000        100                                                  (100)          0

Void agreement for exchange of
 common stock for account-payable            (50,000)       ( 2)      (24,998)                                            (25,000)

Issuance of common stock for services      2,090,000        209        69,991                                              70,200
Issuance of common stock to
 founding shareholder                      2,000,000        200          (200)                                                  0
Issuance of common stock on
 behalf of selling agent                   5,000,000        500     3,749,500                              (3,750,000)          0

Net loss for the year ended
 March 31, 2001                                                                    (234,613)                             (234,613)
                                          ----------   --------   -----------    -----------    --------   -----------  ---------

Balance at March 31, 2001                 17,141,584   $  1,717   $ 5,100,878    ($2,096,484)   $ 11,280   ($3,899,600) ($882,209)
                                          ==========   ========   ===========    ===========    ========   ===========  =========

                       See notes to financial statements.

                             SILVER STAR FOODS, INC.

                             STATEMENT OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                                              2001            2000
                                                                              ----            ----
Cash flows from operating activities:
   Net loss                                                                 ($234,613)     ($698,092)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
      Amortization                                                             13,667        388,017
      Stock issued for professional services                                   45,200         55,000
      Increase (decrease) in cash flows as a
       result of changes in asset and liability
       account balances:
         Accounts receivable                                                    4,092          3,044
         Prepaid expense                                                      (10,000)
         Other current assets                                                  (3,420)           550
         Deposits                                                                              5,000
         Accounts payable                                                      82,658        173,013
         Accrued expenses                                                     (38,930)        84,509
                                                                            ---------      ---------
           Total adjustments                                                   93,267        709,133
                                                                            ---------      ---------
         Net cash provided by (used in) operating
          activities                                                         (141,346)        11,041
                                                                            ---------      ---------
Cash flows from financing activities:

  Cash overdraft                                                               (2,859)         2,859
  Stockholder loan                                                            (52,743)     (  16,330)
  Proceeds from issuance of common stock                                      198,875
  Proceeds from common stock subscriptions                                     11,280
                                                                            ---------      ---------
         Net cash provided by (used in) financing
          activities                                                          154,553      (  13,471)
                                                                            ---------      ---------
Net increase (decrease) in cash                                                13,207      (   2,430)

Cash, beginning of year                                                             0          2,430
                                                                            ---------      ---------
Cash, end of year                                                           $  13,207      $       0
                                                                            =========      =========
Supplemental schedule of non-cash operating and financing transactions:

   Issuance of common stock for services:

      Consulting                                                            $  20,200
                                                                            =========      =========

      Legal expense                                                         $  25,000      $  55,000
                                                                            =========      =========
   Common stock subscriptions, unissued, in
    exchange for cancellation of bridge loan
    notes payable                                                                          $ 625,000
                                                                            =========      =========

                       See notes to financial statements.

                             SILVER STAR FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

1      Going concern:

     The accompanying financial statement have been prepares in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred continuing losses and has a working capital deficiency of $1,046,874 and $1,039,872 at March 31, 2001 and 2000, respectively, and a stockholders' equity deficiency of $882,209 and $902,951, respectively.

     During the year, the Company filed a registration statement with the Securities and Exchange Commission in order to register 5,000,000 shares to raise capital of approximately $7,500,000. The Company's registration statement filing was made effective with the Securities and Exchange Commission in January, 2001.

     Based on these events, manangement believes that the Company has the ability to continue operations during the subsequent fiscal year. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset values or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2      Description of business:

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

     In June, 2000 the COmpany filed a Certificate of Amendment of Incorporation increasing its authorization to issue shares of its $.0001 par value common stock to 50,000,000.

     The Company is presently a distributor of frozen pasta food products which it markets under the "Silver Star" name. The Company initially acquires its prepared pre-packaged products from a local manufacturer.

3      Summary of significant accounting policies:

Cash:

     The Company places its temporary cash investments with high credit quality financial institutions, which at times may be in excess of the FDIC insurance limit.

                             SILVER STAR FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

3.       Summary of significant accounting policies (continued):

     Revenue recognition:
     The Company recognizes revenue as its goods and services are picked up by its shipping carriers and delivered to customers. The Company has adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". The adoption did not have a material impact on the Company's results of operations or financial condition.

     Slotting fees:
     The accompanying financial statements reflect slotting fee expenditures as charges to operations when incurred because (i) none of the slotting fees were supported by written agreements and (ii) management was unable to forecast the future economic benefits, if any, of the expenditures primarily due to the Company's limited operating history. Slotting fees charged to operations for the years ended March 31, 2001 and 2000 were $44,486 and $44,590, respectively.

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

     Earnings per share:
     The income (loss) per share for the years ended March 31, 2001 and 2000 has been calculated based on the weighted average number of common shares outstanding. During the periods presented the Company had no common stock equivalents issued or outstanding. Therefore, basic and diluted earnings per share are the same.

     Recently issued pronouncements:
     Several new pronouncements have been issued by the Financial Accounting Standards Board. The Company has reviewed these and feel they do not have a direct material effect in the financial statements for the years ending March 31, 2001 and 2000.

     Use of Estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                             SILVER STAR FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

4.   Accounts receivable:

     Accounts receivable consist of trade receivables arising in the ordinary course of business and are presented net of estimated discounts and allowances of $8,863 and $12,955 as at March 31, 2001 and 2000, respectively. Management continually reviews its trade receivable credit risk and has adequately allowed for potential losses.

5.   Tradename:

     The Company acquired the rights to the "Silver Star" tradename from a related party of the principal stockholder pursuant to an agreement which was formalized in July 1997 at a cost of $205,000. The Company has been using the tradename since it's inception. As of March 31, 2001 the balance on the note payable for the tradename is $17,092.

6.   Income taxes:

     At March 31, 2001, the Company has a net operating loss carryforward amounting to approximately $2,096,484 available to reduce future taxable income which expire in the years 2010 through 2016, which upon recognition may result in future tax benefits of approximately $584,390. At March 31, 2001 management is unable to determine if the utilization of the future tax benefit is not likely and accordingly, the asset of approximately $584,390 has been fully offset by a valuation allowance equal to the tax benefit.

     A reconciliation of the statutory income tax effective rate is as follows:
     2001 2000

           Federal statutory rate                           (34.0%)          (34.0%)
           State and local taxes                              0.2              0.3
           Creation (utilization) of net operating
            loss carryforward                                34.0             34.0
                                                            ------           -------

           Effective tax rate                                 0.2%             0.3%
                                                            ======           =======

7.   Commitments and contingencies:

     The Company has entered into a manufacturing agreement for the procurement of product. The agreement calls for price adjustments semiannually based on cost increases if any, relating to raw materials.

     At March 31, 2001, the Company had two outstanding judgments in the amounts of $284,352 and $88,572 from two of its vendors for accounts payable due. These amounts are included in accounts payable in the Company's balance sheet. The first of these judgments has been paid down approximately 30% subsequent to the balance sheet date.

                             SILVER STAR FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

8.   Transactions with major customers and suppliers:

     During the years ended March 31, 2001 and 2000, the Company had sales to five customers amounting to approximately 96.5% and 96.5%, respectively, of the Company's net sales for the period. The loss of any of these customers could be expected to have a material impact on the Company's results of operations in future periods.

     The Company purchases all of its products from a single supplier. The loss of this supplier could have a material impact on the Company's ability to obtain product for resale to its customers in future periods.

9.   Bridge loan payable:

     In August, 1998, the Company obtained bridge financing, whereby it raised an aggregate of $700,000 and received net proceeds of $616,000 after underwriter's commissions and before other related expenses. The Company used $400,000 of the proceeds to satisfy the notes payable incurred in the purchase of 1,600,000 shares of the Company's common stock in April and May, 1998.

     In addition to each promissory note in the principal sum of $25,000, the 28 units sold include 2,000 shares of the Company's common stock and 2,000 redeemable common stock purchase warrants. The promissory notes bear no interest.

     In February 2000, holders of the bridge loan promissory notes totalling $625,000 agreed to exchange their respective notes payable for 25,000 shares each of the Company's common stock. These shares were issued in September, 2000. The Company has outstanding bridge loans payable in the amount of $75,000 at March 31, 2001 and 2000. The notes are payable on demand and are non interest bearing.

10.  Common stock unissued:

     The Company has received funds for stock subscriptions in the amount of $11,280, representing 8,167 shares. These shares have not been issued as of March 31, 2001.

11.  Stock option plan:

     The Company has an incentive stock option plan covering all existing employees. As of March 31, 2001 no options have been granted.

                             SILVER STAR FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

12.  Related party transactions:

     The Company leases office space from its principal shareholder on a month to month basis at a cost of $1,000 per month.

     The Company has received and advanced funds from a principal shareholder. There is no designation as to when these funds will be repaid.

     Loans payable in the amount of $26,000 are due to a relative of the Company's principal shareholder. The loans are due on demand and are non-interest bearing.

13.  Restated number of shares:

     The number of shares utilized in the calculation of loss per share in the statement of operations for the year ending March 31, 2000 have been restated to reflect the two for one stock split effected by the Company during year ending March 31, 2001.

14.  Subsequent events:

     Subsequent to the balance sheet date, one of the holders of the bridge loan payable has agreed to exchange his note in the amount of $25,000 for shares of the Company's common stock.