Form 10QSB
period 2001-06-30
SILVER STAR FOODS INC /NY/
filed 2001-08-17
CIK 1046862

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                        For the transition period from to

                           Commission File No. 0-25673

                             SILVER STAR FOODS, INC.
                 (Name of Small Business Issuer in Its Charter)

                                    New York
                         (State or Other Jurisdiction of
                         Incorporation or Organization)

                                   11-3265942
                      (I.R.S. Employer Identification No.)

                     7520 Avenue V, Brooklyn, New York 11234
               (Address of Principal Executive Offices) (Zip Code)

                                  (718)763-3000
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2001, the Company had 17,141,584 shares of Common Stock outstanding, $0.001 par value.

                          Index to Financial Statements
                            Silver Star Foods, Inc.

Accountant's Report                            2

Consolidated Balance Sheets                    3-4

Consolidated Statement of Income
 and Retained Earnings                         5

Consolidated Statement of Cash Flows           6

Notes to Consolidated Financial
 Statements                                    7-15

Item 2.  Management's Discussion and
Analysis of Financial Condition and
Results of Operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4. Submission of Matters to a
        Vote of Security Holders.

Item 5.  Other Information

Item 6. Exhibits and Reports of Form 8-K. None

Signatures


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

The following condensed financial statements have been prepared by Silver Star Foods, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth therein. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

These condensed financial statements should be read in conjunction with the financial statements and accompanying notes included in Form 10-KSB for the year ended March 31, 2001.

                             SILVER STAR FOODS, INC.

                     CONDENSED BALANCE SHEET - JUNE 30, 2001

                                     ASSETS

Current assets:
  Cash                                                                  $    74,100
  Accounts receivable                                                         8,863
  Prepaid expenses                                                           10,000
  Other assets                                                                7,920
                                                                           --------
    Total current assets                                                    100,883
                                                                           --------
Other assets:
  Tradename, less accumulated
   amortization of $75,168                                                  119,582
  Deposits                                                                      255
  Investment, at cost                                                         3,500
  Stockholder loan                                                           50,111
                                                                           --------
    Total other assets                                                      173,448
                                                                           --------

                                                                           $274,331
                                                                           ========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Bridge loan payable                                                   $    75,000
  Note payable - tradename                                                   17,092
  Loans payable - other                                                      26,000
  Accounts payable                                                          476,813
  Payroll taxes payable                                                      78,314
  Accrued expenses                                                          301,261
                                                                           --------
    Total current liabilities                                               974,480
                                                                           --------
Commitments and contingencies

Stockholders' equity (deficiency):
  Preferred stock - $.001 par value
   authorized - 1,000,000 shares,
   none issued
  Common stock - $.0001 par value,
   authorized - 50,000,000 shares,
   issued - 17,141,584 shares                                                 1,717
  Common stock unissued                                                      35,780

  Less: Stock subscriptions receivable                                   (3,674,150)

  Additional paid in capital                                              5,100,878
  Deficit                                                                (2,164,374)
                                                                           --------

    Total stockholders' equity (deficiency)                               ( 700,149)
                                                                            --------
                                                                           $274,331
                                                                           ========

                        See notes to condensed financial
                                  statements.

                             SILVER STAR FOODS, INC.

                      CONDENSED STATEMENT OF INCOME (LOSS)

                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                         2001                2000
                                                         ----                ----
Net sales                                            $          0        $   166,408

Cost of sales                                                   0            110,740
                                                     ------------        -----------

Gross profit (loss)                                             0             55,668

Selling, general and

administrative expenses                                    67,890             84,080
                                                     ------------        -----------

Net loss                                             ($    67,890)       ($   28,412)
                                                     ============        ===========

Loss per basic and
 diluted common shares                               ($      0.00)       ($     0.01)
                                                     ============        ===========

Weighted average number
 of shares outstanding:

  Basic and fully diluted                              17,141,584          5,014,802
                                                     ============        ===========

                        See notes to condensed financial
                                  statements.

                             SILVER STAR FOODS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS

                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                        2001               2000
                                                                        ----               ----
Operating activities:
  Net loss                                                           ($ 67,890)          ($28,412)
  Adjustments to reconcile net loss to cash
   used in operating activities:
     Amortization                                                        3,417              3,417
     Changes in other operating assets and liabilities:
       Accounts receivable                                                              ( 56,834)
       Other current assets                                         (   4,500)
       Accounts payable                                             ( 109,108)             19,495
       Accrued expenses                                                  1,224          (  6,865)
                                                                      --------           -------

       Net cash used in operating activities                        ( 176,857)          ( 69,199)
                                                                     --------            -------

Investing activities:
  Investment                                                        (   3,500)
  Stockholder loan                                                  (   8,700)          (  5,674)
                                                                     --------            -------

       Net cash used in investing activities                        (  12,200)          (  5,674)
                                                                     --------            -------

Financing activities:
  Cash overdraft                                                                        (  2,859)
  Proceeds from stock subscriptions receivable                         225,450
  Proceeds from common stock subscriptions                          (  24,500)             80,500
                                                                     --------             -------

       Net cash provided by financing activities                       249,950             77,641
                                                                      --------            -------

Net increase in cash                                                    60,893              2,768

Cash, beginning of period                                               13,207                  0
                                                                      --------            -------
Cash, end of period                                                   $ 74,100            $ 2,768
                                                                      ========            =======

                        See notes to condensed financial
                                  statements.

                             SILVER STAR FOODS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000

1.      Going concern:

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred continuing losses and at June 30, 2001, has a working capital deficiency of $873,597, and a stockholders' equity deficiency of $700,149.

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

2.      Description of business:

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

3.      Summary of significant accounting policies:

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

                             SILVER STAR FOODS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000

3.      Summary of significant accounting policies (continued):

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

        Earnings per share:
         The loss per share for the three months ended June 30, 2001 and 2000 has been calculated based on the weighted average number of common shares outstanding. During the period the Company had no common stock equivalents issued or outstanding. Therefore, basic and diluted earnings per share are the same.

        Use of Estimates:
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

4.      Accounts receivable:

        Accounts receivable consist of trade receivables arising in the ordinary course of business and are presented net of estimated discounts and allowances of $259. Management continually reviews its trade receivable credit risk and has adequately allowed for potential losses.

5.      Tradename:

        The Company acquired the rights to the "Silver Star" tradename from a related party of the principal stockholder pursuant to an agreement which was formalized in July 1997 at a cost of $205,000. The Company has been using the tradename since it's inception. As of June 30, 2001 the balance on the note payable for the tradename is $17,092.

6.      Loans and notes payable:

        The Company has loans and notes payable totalling $101,000, excluding the tradename note payable described in note 5. These are all short-term obligations which will be repaid upon the Company obtaining permanent financing.

                             SILVER STAR FOODS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000

7.      Income taxes:

        At March 31, 2001, the Company has a net operating loss carryforward amounting to approximately $2,096,400 available to reduce future taxable income which expire in the years 2010 through 2015. At June 30, 2001, management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, any resultant tax asset has been fully reserved.

        A reconciliation of the statutory income tax effective rate is as follows:

                                                                                    2000
                                                                                    ----
           Federal statutory rate                                                  (34.0%)
           State and local taxes                                                     0.2
           Creation (utilization) of net operating
            loss carryforward                                                       34.0
                                                                                    ----

           Effective tax rate                                                       0.2%
                                                                                    ====

8.      Transactions with major customers and suppliers:

        During the three months ended June 30, 2000, the Company had sales to five customers amounting to approximately 96.5% of the Company's net sales for the period. The loss of any of these customers could be expected to have a material impact on the Company's results of operations in future periods.

        Since its inception, the Company has purchased all of its products from two suppliers and is currently utilizing a single supplier. The loss of this supplier could have a material impact on the Company's ability to obtain product for resale to its customers in future periods.

9.      Stock option plan:

        The Company has an incentive stock option plan covering all existing employees. As of June 30, 2001 no options have been granted.

10.     Common stock unissued:

        The Company has received funds for stock subscriptions in the amount of $11,280, representing 8,167 shares. These shares have not been issued as of March 31, 2001.

                             SILVER STAR FOODS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000

11.     Related party transactions:

        The Company leases office space from its principal shareholder on a month to month basis at a cost of $1,000 per month.

        The Company has received an advanced funds from a principal shareholder. There is no designation as to when these funds will be repaid.

        Loans payable in the amount of $26,000 are due to a relative of the Company's principal shareholder. The loans are due on demand and are non-interest bearing.

12.     Commitments and contingencies:

        At June 30, 2001, the Company had two outstanding judgments in the amounts of $284,352 and $88,572 from two of its vendors for accounts payable due. These amounts are included in accounts payable in the Company's balance sheet. The first of these judgments has been paid down approximately 30% during the quarter ended June 30, 2001.

13.     Subsequent events:

        Subsequent to the balance sheet date of June 30, 2001, one of the holders of the bridge loan payable has agreed to exchange his note in the amount of $25,000 for shares of the Company's common stock.

        The Company formed and incorporated Casa Mia Imports, Inc., a 100% wholly owned subsidiary of Silver Star Foods, Inc. in May,2001. The subsidiary is currently negotiating to purchase the assets of an existing business also in the food distribution industry.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

     Silver Star Foods, Inc. ( "the Company") is a manufacturer of stuffed and other frozen pasta products, which it markets under the "Silver Star" trade name. The Company commenced operations in May 1995.

     The Company sells its products through retail chain supermarkets mainly in the New York area. A substantial portion of the Company's sales to supermarkets is made during promotions or "specials" during which the Company advertises in the chain's store circular. The Company's food brokers typically book these specials eight weeks in advance of the scheduled sale. The Company can typically expect to generate greater volume from the supermarkets in periods in which they are participating in the store circulars.

     During the Company's fiscal first quarter ending June 30, 2001, the Company decided not to advertise in any supermarkets circular due to the costs associated with such an advertisement, its ongoing effort to complete its registered offering and its search and negotiations with possible acquisition and/or merger candidates. This results in a decline in net sales.

     The Company does not presently have its own manufacturing facility, but plans to construct one from a portion of the proceeds of the Offering. Management believes that manufacturing its own products would enable the Company to increase its profit margins and participate more fully in "price competitive" marketing which is common in the retail market. The Company also hopes to pursue other distribution channels for its products as a result of having its own manufacturing capabilities. Concurrent with the establishment of a facility, the Company anticipates that both its direct costs and operating costs will increase as the Company adds a full time workforce, increases insurance coverage and increases marketing efforts. However, there are no assurances that the Company will be able to increase revenues, increase its gross profits or attain and sustain profitability as a result of these expenditures.

     The Company's independent accountants have issued a going concern paragraph in their review report of June 30, 2001 citing the Company's working capital deficiency and stockholders deficiency of $873,597 and $700,149, respectively. Those conditions raise substantial doubts about the Company's ability to continue as a going concern. Management's plan with respect to these issues includes and is primarily based upon the Offering contemplated herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING JUNE 30, 2001 AS COMPARED TO JUNE 30, 2000

     The Company had net sales of $0 for the three months ending June 30, 2001 as compared to $166,408 for the three months ending June 30, 2000, a decrease of $166,408 (100%). The decrease is attributable to the Company's decision to pursue possible acquisitions and/or mergers with other pasta manufacturers and other synergistic companies, along with its ongoing efforts to complete its registered offering and its lack of operating capital.

     Costs of sales decreased during the three months ending June 30, 2001 to $0 from $110,740 (100%). The decrease corresponds to the Company's decrease in sales for the comparative period. As a percentage of net sales, costs of sales were approximately 67% for the three months ending June 30, 2000.

     Operating expenses decreased to $67,800 from $84,480 for the three months ending June 30, 2001 as compared to June 30, 2000 a decrease of $16,680 (20%). The decrease is attributable to trimming operating expenses across the board.

     Amortization expense for the comparative period was $3,417 in each of the three months ending June 30, 2001 and 2000 in relation to the trade name.

     The Company had a net loss for the three months ending June 30, 2001 of $67,890 as compared to a net loss of $28,412 for the three months ending June 30, 2000, an increase of $39,478 (59%).

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities.   None

Item 3. Defaults Upon Senior Securities.  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.    None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SILVER STAR FOODS, INC.
                              (Registrant)

Date: August 17, 2001        /s/ Michael Trotta
                            ---------------------------
                                 Michael Trotta
                                 President, Chief Executive
                                 Officer, Treasurer, Secretary
                                 and Director