Form 10QSB
period 2001-09-30
SILVER STAR FOODS INC /NY/
filed 2001-11-19
CIK 1046862

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Quarter Ended September 30, 2001

                        Commission File Number 333-42311

                             SILVER STAR FOODS, INC.
             (Exact name of Registrant as specified in its Charter)

      New York                                               11-3265942
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

                       7520 Avenue V, Brooklyn, NY               11234
              (Address of principal executive offices)         (Zip Code)

                                      Same
                          (Former Address) (Zip Code)

                                 (718) 763-3000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X   No

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

         Class                             Outstanding at November 16, 2001
         -----                             ---------------------------------
Common stock, $0.0001 par value                            17,141,584

                                      INDEX

Part I.    Financial information                                       Page 3

Item 1.   Condensed Financial Statements:

           Balance sheet as of September 30, 2001                    F-1

           Statement of operations for the six and three
             months ended September 30, 2001 and 2000                F-2

           Statement of cash flows for the six months
             ended September 30, 2001 and 2000                       F-3

           Notes to condensed financial statements                   F-4 to F-6


Item 2.   Management's discussion and analysis of
           financial condition                                       Page 4-7


Part II. Other information                                           Page 8

Item    Exhibits and reports on Form 8-K

Signatures

Exhibits

                          PART I FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

        The following condensed financial statements have been prepared by Silver Star Foods, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth therein. Operating results for the six month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

        These condensed financial statements should be read in conjunction with the financial statements and accompanying notes included in Form 10-KSB for the year ended March 31, 2001.

                             SILVER STAR FOODS, INC.

                  CONDENSED BALANCE SHEET - SEPTEMBER 30, 2001
                                   (Unaudited)

                                     ASSETS
Current assets:
  Cash                                                                 $  101,210
  Accounts receivable                                                       8,863
  Prepaid expenses                                                         10,000
  Other assets                                                              7,920
                                                                       ----------
    Total current assets                                                  127,993
                                                                       ----------
Other assets:
  Tradename, less accumulated
   amortization of $75,168                                                116,166
  Deposits                                                                    255
  Investment, at cost                                                       5,500
  Stockholder loan                                                         52,120
                                                                       ----------
    Total other assets                                                    174,041
                                                                       ----------
                                                                       $  302,034
                                                                       ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Bridge loan payable                                                  $   50,000
  Note payable - tradename                                                 17,092
  Loans payable - other                                                    26,000
  Accounts payable                                                        498,361
  Payroll taxes payable                                                    78,314
  Accrued expenses                                                        301,261
                                                                       ----------
    Total current liabilities                                             971,028
                                                                       ----------
Commitments and contingencies

Stockholders' equity (deficiency):
  Preferred stock - $.001 par value
   authorized - 1,000,000 shares,
   none issued
  Common stock - $.0001 par value,
   authorized - 50,000,000 shares,
   issued - 17,141,584 shares                                               1,717
  Common stock unissued                                                    60,780

  Less: Stock subscriptions receivable                                 (3,593,170)

  Additional paid in capital                                            5,100,878
  Deficit                                                              (2,239,199)
                                                                       ----------
    Total stockholders' equity (deficiency)                              (668,994)
                                                                       ----------
                                                                       $  302,034
                                                                       ==========

                  See notes to condensed financial statements.

                             SILVER STAR FOODS, INC.

                             STATEMENT OF OPERATIONS

             SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                            Six Months                           Three Months
                                                        Ended September 30,                   Ended September 30,
                                                  2001                 2000             2001                 2000
                                                  ----                 ----             ----                 ----
Net sales                                    $         0         $  257,293        $         0         $   90,885

Cost of sales                                          0            191,372                  0             80,632
                                             -----------        -----------       -     ------        -   -------
Gross profit (loss)                                    0             65,921                                10,253

Selling, general and
 administrative expenses                         142,715            199,340             74,825            115,260
                                             -----------        -----------       -     ------        -   -------

Net loss                                     ($  142,715)       ($  133,419)      (     74,825)       (   105,007)
                                             ===========        ===========       =     ======        =   =======

Loss per basic and
 diluted common shares                       ($     0.01)       ($     0.02)      ($      0.00)       ($     0.02)
                                             ===========        ===========       =     ======        =   =======

Weighted average number of shares outstanding:

  Basic and fully diluted                     17,141,584          6,811,902          17,141,584         6,960,174
                                             ===========        ===========       =     ======        =   =======

                  See notes to condensed financial statements.

                             SILVER STAR FOODS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS

                  SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                 2001               2000
                                                                 ----               ----
Operating activities:
  Net loss                                                    ($142,715)         ($133,419)
  Adjustments to reconcile net loss to cash
   used in operating activities:
     Amortization                                                 6,833              6,834
     Common stock issued for services                                               25,200
     Changes in other operating assets and liabilities:
       Accounts receivable                                                       (  18,342)
       Other current assets                                   (   4,500)
       Accounts payable                                       (  87,560)            63,077
       Accrued expenses                                           1,224          (  23,574)
                                                              ---------          ---------
       Net cash used in operating activities                  ( 226,718)         (  80,224)
                                                              ---------          ---------
Investing activities:
  Investment                                                  (   5,500)
  Stockholder loan                                            (  10,709)
                                                              ---------          ---------
       Net cash used in investing activities                  (  16,209)
                                                              ---------          ---------
Financing activities:
  Cash overdraft                                                                     3,121
  Proceeds from issuance of common stock                                            80,500
  Proceeds from stock subscriptions receivable                  306,430
  Proceeds from common stock subscriptions                       24,500
                                                              ---------          ---------
  Stockholder loan                                                               (   3,397)

       Net cash provided by financing activities                330,930             80,224
                                                              ---------          ---------
Net increase in cash                                             88,003                  0

Cash, beginning of period                                        13,207                  0
                                                              ---------          ---------
Cash, end of period                                            $101,210            $     0
                                                              =========          =========

                  See notes to condensed financial statements.

                             SILVER STAR FOODS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

1.   Going concern:

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred continuing losses and at September 30, 2001, has a working capital deficiency of $843,035, and a stockholders' equity deficiency of $668,994.

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

     In May 2001, the Company formed and incorporated Cara Mia Imports, Inc., a 100% wholly owned subsidiary of Silver Star Foods, Inc. The subsidiary is currently negotiating to purchase the assets of an existing business also in the food distribution industry.

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

                             SILVER STAR FOODS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


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

     Earnings per share:
     The loss per share for the six months ended September 30, 2001 and 2000 has been calculated based on the weighted average number of common shares outstanding. During the period the Company had no common stock equivalents issued or outstanding. Therefore, basic and diluted earnings per share are the same.

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

5.   Tradename:

     The Company acquired the rights to the "Silver Star" tradename from a related party of the principal stockholder pursuant to an agreement which was formalized in July 1997 at a cost of $205,000. The Company has been using the tradename since it's inception. As of September 30, 2001 the balance on the note payable for the tradename is $17,092.

6.   Loans and notes payable:

     The Company has loans and notes payable totalling $76,000, excluding the tradename note payable described in note 5. These are all short-term obligations which will be repaid upon the Company obtaining permanent financing.

                             SILVER STAR FOODS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

7.   Income taxes:

     At March 31, 2001, the Company has a net operating loss carryforward amounting to approximately $2,096,400 available to reduce future taxable income which expire in the years 2010 through 2015. At September 30, 2001, management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, any resultant tax asset has been fully reserved.

     A reconciliation of the statutory income tax effective rate is as follows:

                                                                                    2000
                                                                                    ----
           Federal statutory rate                                                  (34.0%)
           State and local taxes                                                     0.2
           Creation (utilization) of net operating
            loss carryforward                                                       34.0
                                                                                   -----
           Effective tax rate                                                       0.2%
                                                                                   =====

8.   Stock option plan:

     The Company has an incentive stock option plan covering all existing employees. As of September 30, 2001 no options have been granted.

9.   Common stock unissued:

     The Company has received funds for stock subscriptions in the amount of $24,500, representing 16,333 shares. The Company also entered into an agreement with a holder of a note payable in the amount of $25,000 to exchange the note for 4,000 shares of the Company's common stock. These shares have not been issued as of September 30, 2001.

10.  Related party transactions:

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

11.  Commitments and contingencies:

     At September 30, 2001, the Company had an outstanding judgment in the amount of $284,352 from one of its vendors for accounts payable due. This amount is included in accounts payable in the Company's balance sheet. The judgment has been paid down approximately 30% during the six months ended September 30, 2001.

     A second judgment in the amount of $88,572 has been vacated and is proceeding to the litigation state. This amount is also included in the Company's accounts payable.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

GENERAL

Silver Star Foods, Inc. ("the Company") is a distributor and wholesaler of stuffed and other frozen pasta products, which it markets under the "Silver Star" trade name. The Company has no manufacturing facilities of its own but instead has its products manufactured by a separate, independent manufacturer, to the Company's special recipes. The Company then sells them through a network of food brokers to retail establishments. The Company commenced operations in May, 1995.

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

During the Company's fiscal first and second quarters ending September 30, 2001 ("fiscal 2001") the Company decided to stop promotional activities due to the increasing amount of time and effort required in connection with the Company's ongoing efforts to complete its Registered Offering, and its lack of operating capital. This resulted in a decline in net sales.

The Company does not presently have its own manufacturing facility, but plans to construct one, or purchase one, from a portion of the proceeds of the Offering. Management believes that manufacturing its own products would enable the Company to increase its profit margins and participate more fully in "price competitive" marketing which is common in the retail market. The Company also hopes to pursue other distribution channels for its product as a result of its own manufacturing capabilities. Concurrent with the establishment of a facility, the Company anticipates that both its direct costs and operating costs will increase as the Company adds a full-time workforce, increases insurance coverage and increases marketing efforts. However, there are no assurances that the Company will be able to increase revenue, increase its gross profit or attain and sustain profitability as a result of these expenditures.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDING SEPTEMBER 30, 2001 AS COMPARED TO SEPTEMBER 30, 2000.

         The Company had no net sales for the six months ending September 30, 2001 as compared to $257,293 for the six months ending September 30, 2000, a decrease of $257,293 (100%). The decrease is attributable to the Company's decision to reduce the amount of promotional activity during this time due to the amount of time and effort required in connection with the Company's ongoing efforts to complete its Registered Offering, and its lack of operating capital.

         Costs of sales decreased during the six months ending September 30, 2001 to $0 from $141,372 for the six months ending September 30, 2000, a decrease of $141,372 (100%). The decrease corresponds to the Company's decrease in sales for the comparative periods. As a percentage of net sales, costs of sales were approximately 75% for the six months ending September 30, 2000.

         Operating expenses decreased to $142,715 from $199,340 for the six months ending September 30, 2001 as compared to 2000, a decrease of $56,625 (29%). Approximately $48,486 of such decrease is attributable to less expenditures for slotting fees for shelf space for the Company's products.

         Amortization expense for the comparative periods was $6,834 in each of the six months ending September 30, 2001 and 2000 in relation to the trade name.

         The Company had a net loss for the six months ending September 30, 2001 of $142,715 as compared to a net loss of $133,419 for the six months ending September 30, 2000, an increase of $9,296(7%).

THEE MONTHS ENDING SEPTEMBER 30, 2001 AS COMPARED TO SEPTEMBER
30, 2000

         The Company had net sales of $0 for the three months ending September 30, 2001 as compared to $90,885 for the three months ending September 30, 2000, a decrease of $90,885 (100%). The decrease is attributable to the Company's lack of working capital. Additionally, the Company was unable to participate in many store promotions due to the temporary loss of its food broker during the fiscal three months ending September 30, 2001.

         Costs of sales decreased $80,632 or 100% to $0 for three months ending September 30, 2001 from $88,632 for three months ending September 20, 2000.

         Operating expenses were $74,825 for the three months ending September 30, 2001 as compared to $115,260 for the three months ending September 30, 2000, a decrease of $40,435. Amortization expense was approximately $3,416 for each of three months ending September 30, 2001 and three months ending September 30, 2000, respectively.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

Except as stated below, we are not currently subject to any material legal proceedings.

In January 2001, Mount Rose obtained a judgment against the Company in the amount of $283,461.79. The Company recently negotiated a settlement with Mount Rose to pay such amount out of the proceeds of this offering. Specifically, the Company shall pay Mount Rose 50% of the net amount received by the Company for the sale of the 5,000,000 shares registered hereunder until Mount Rose is paid in full. As of October 1, 2001, the Company has paid Mount Rose $93,400.00.

White Rose Foods, et. al. v Silver Star Foods, Inc., Index No. 23156/2000, Supreme Court of New York, County of Kings. In October 2000, the plaintiff obtained a default judgment against Silver Star in the qamount of $92,368.77. Sivler Star retained the law firm of Bauman, Katz & Grill, LLP to vacate the default judgement. The default judgment was vacated on November 9, 2001.

Item 2.  Changes in Securities and Use of Proceeds
         Not applicable

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports of Form 8K

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SILVER STAR FOODS, INC.

                        By: /s/ Michael Trotta
                        -----------------------------------
                         Michael Trotta
                         Chief Executive Officer,
                         President and Secretary


November 16, 2001