Form 10KSB/A
period 2001-03-31
SILVER STAR FOODS INC /NY/
filed 2002-02-07
CIK 1046862

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB

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

Securities registered pursuant to Section 12(g) of the Act: None

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

Number of shares of the registrant's common stock outstanding as of March 31, 2001, was: 12,741,584

PART I

Item 1.  Description of Business

THE COMPANY

     Silver Star Foods, Inc. has been a distributor of a wide range of pre-packaged frozen pasta products in 11 states in the United States, mainly in the New York metropolitan area. We sell our products such as ravioli and tortellini, primarily to supermarket chains and local distributors within these states. We have not promoted any of our products in the last three quarters and have reported no sales since April 1, 2001, the beginning of our fiscal year. Commencing in the 1st quarter of 2002, we plan to re-establish our promotional activities and to start making presentations to additional customers within the New York metropolitan area. We intend to increase our sales/revenues with the hope of creating our own manufacturing facility in the United States. We believe, although there can be no assurance, that acquiring manufacturing capacity and entering into agreements with sales representatives will enable us to expand our customer base to supermarket chains and small distributors in other regional markets and to large volume customers such as club stores, restaurant chains and customers requiring a private label manufacturer.

In January 2002, our wholly owned subsidiary, Silver Star Media Group, Inc. entered into an agreement with G.O.A.T., Inc., to be an exclusive co-publisher to publish the "Muhammad Ali Collectible Magazine," a publication that will detail the life and accomplishments of the great boxer, Muhammad Ali.


HISTORICAL BACKGROUND

     In 1930, the grandfather of our President opened a pasta shop in Brooklyn, New York under the name Silver Star Ravioli & Macaroni Co., Inc., ("SSRM"). During the next twenty years, SSRM developed an excellent reputation for its hand-made pasta around New York. In the early 1950's, SSRM expanded by opening a 25,000 square foot factory with one of the first mechanized ravioli machines. With increased production capabilities, SSRM was able to supply large supermarket chains with its food products. During this time, SSRM distributed its food products to a number of grocery chains and numerous independent stores in the five boroughs of New York and Long Island. In addition to retail outlet stores, SSRM opened institutional accounts that included airlines and cruise ships. SSRM also expanded its geographic area and, with a select network of brokers, began to distribute its food products to the tri-state area, in addition to upstate New York, Philadelphia, Baltimore, Florida, Arizona and California. During this time, SSRM was owned and operated by members of the Trotta family, including Michael Trotta, our President and Vincent Trotta, who serves as our advisor.

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

     In 1995, Michael Trotta formed us under the name Silver Star Ravioli. We changed our name to Silver Star Foods, Inc. in July 1997. We had been using the Silver Star trademark since it was formed and acquired the trademark from Vincent Trotta in 1997 for $205,000 and acquired the right to use Vincent Trotta's name in connection with our promotions in April 1998.

INDUSTRY OVERVIEW

    Today, retail pasta products sales in the United States total over $500 million, as published in the trade magazine, Modern Grocer. Management believes that the appeal of frozen pasta products to American consumers has increased since the 1980's and shows no sign of abating.

     We believe that the U.S. retail market for frozen pasta is growing and fragmented. We believe that the growth in the frozen pasta category has been aided by several factors including both the growth in popularity of frozen foods and the changing consumer taste preferences to favor distinctive, high quality, healthy foods. We further believe that consumers are demanding more healthful food products as they learn more about the importance of one's diet in a healthy lifestyle. For example, the U.S. Surgeon General has recommended that consumers lower the percentage of calories from fat in their diets at no more than 30% (from the existing 37% average) and the U.S. Department of Agriculture recommends that 60-70% of Americans' daily caloric intake come from complex carbohydrates. Consequently, much of consumers' demand for more healthful food products is focused on lowering the fat content of their diets and increasing their intake of complex carbohydrates. We believe that the sale of pasta, which is generally low in fat and high in complex carbohydrates, is benefitting from the trend towards healthier eating.

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

     Additionally, as we expand to different regions of the United States, we may encounter differing public perceptions and concerns about health and diet. This may adversely impact our marketing and expansion strategy and cause us to incur greater expenses in promoting our products.

SALES AND DISTRIBUTION

     We previously sold our products through sales representatives, known in the industry as food brokers. We currently handle all sales directly and are in the process of negotiating with a new food broker in the New York metropolitan area. We previously paid our food brokers a commission which ranged from 3-5% of the net amount received from customers on all sales in the respective brokers territory. Our brokers serviced the New York City metropolitan area, New Jersey/Eastern Pennsylvania/Maryland and Florida. In the past, the broker for the New York area served as broker on 97% of our sales.

     The primary function of a food broker is to act as a liaison between the manufacturer and our customers. Working with our management, the broker will place advertisements in the supermarket circular and arrange "specials" or discounts on our products. If we determine that we desire to place our product in a supermarket chain, the broker will negotiate for the payment by us of a "slotting fee," which is a fee that a potential supplier must pay to obtain shelf space for a product in the supermarket chain. We believe that such "slotting fee" has a beneficial life of three (3) years. However, payment of a slotting fee does not ensure continued shelf space availability for our product. We intend, although there can be no assurance we will be able to, to establish relationships with additional food brokers in order to expand into other regions. Food brokers are particularly helpful when expanding into new geographic markets because a single broker may have existing relationships with numerous supermarkets.

    The food brokers generally arrange sales to supermarket chains. These supermarkets then either place an order with the broker or with distributors, who then immediately place orders with us. There is not a significant difference in pricing or delivery procedures based on whether the supermarket uses a distributor.


     We previously sold to a number of supermarkets chains that have stores (operating under the same name or through affiliated companies) in other regions. These supermarkets have buying departments in each region. We would have to establish relationships with different buyers to sell our products in these regions. However, we believe that our relationships in the New York region with these supermarket chains will aide us in establishing relationships with supermarket buyers in other regions.

     Generally, competition for shelf space in supermarkets is intense. Companies that supply to supermarkets, are often required to pay large slotting fees in order to commence business with a supermarket chain. We believe that such slotting fees have a beneficial life of three (3) years. Food suppliers may attempt to use their relationship with the supermarket or pricing arrangements to obtain the optimum shelf space. This usually creates an advantage for larger companies who are able to obtain the most visible shelf space. We believe that this advantage is reduced in frozen products, all of which must be stored in a freezer section. Additionally, we believe that our use of coupons and store circulars, along with customer loyalty, will enable us to overcome the advantage of the larger companies in obtaining optimum shelf space.

     We also previously sold our products to distributors who resell the frozen pasta to delicatessens, grocery stores and restaurants. Previously, these customers made up approximately 2% of our annual business. We intend, although there can be no assurance that we will be able to do so, to establish relationships with additional distributors in order to expand into other regions and markets.



     If we are able to lease and improve a manufacturing facility, we intend to pursue institutional customers, such as hotels, restaurants, schools, nursing homes, hospitals and prisons. These institutional customers buy products in large volumes. Without a manufacturing facility, we do not have the flexibility or the cost structure to pursue such customers.

     Initially, we intend to rely primarily on food brokers to establish relationships with these institutional customers. Upon obtaining additional financing, we intend to employ a marketing and sales director. This individual will be in charge of establishing relationships with additional food brokers and distributors, and for pursuing institutional customers and other retail customers.

     Our success depends upon an effective system of distribution for our products. We utilize central warehouse delivery for all our supermarket customers. In central warehouse delivery, the products are delivered to a warehouse for a chain of supermarkets for later delivery by the chain to its stores. To distribute our products to other parts of the country (which is a small part of our business at the present time), we use local and regional distributors. In any event, we use common carriers to deliver our products to these distributors. The dependence on other companies for delivery of our products poses a risk to us. While this method of delivery has been reliable and available at acceptable rates thus far, there can be no assurance that we will continue to be able to negotiate acceptable freight rates in the future and that delivery will not be disrupted for reasons including, but not limited to, adverse weather, natural disasters or labor disputes in the trucking industry.

MARKETING

     An emphasis of our marketing to both our customers and consumers is on the association of the Silver Star name with a quality pasta product produced by a family operated business. Our promotional materials and packaging for some of our products contain a short statement from Vincent Trotta, Sr. which, among other things, offers a personal guarantee of quality, thanks customers for loyalty, and explains that Silver Star's products are "true to a family tradition." On all products, we have begun to use the name "Aversa Silver Star" after the founder of SSRM and the grandfather of our President. We expect to continue to use the Aversa Silver Star name as we enter new markets because we believe that customers are more likely to associate that name with Italian food products from a family operated business.

     We hope to use advertising, primarily in supermarket circulars, to familiarize customers with the Silver Star name. We hope positive experiences with our product will create customer loyalty and promote repeat business.

     We also intend to capitalize on the nutritional value of our products. As is now required by law, we disclose the nutritional information about our products on the packaging. We believe that the nutritional value of some of our frozen pasta compares favorably with many other alternatives among frozen foods.

     Our most effective advertising to consumers is by placing advertisements in supermarket circulars, which are available to customers of a supermarket upon entering a store. Occasionally, supermarkets distribute the circular via direct mail or as an enclosure in newspapers. The advertisements in the circular inform the consumer of any specials or discounts that are available on our products and may contain coupons. The advertisement in the circular is arranged by the food broker and generally are placed approximately eight weeks in advance.

OUR PRODUCTS

     We specialize in stuffed pasta, a form of pasta that includes stuffing such as ricotta, eggs and cheese, among others. The products that we currently distribute are: jumbo cheese round 13 oz. ravioli; mini cheese round 16 oz. ravioli; mini square cheese 16 oz. ravioli; mini square meat 16 oz. ravioli; tortellini, including meat and cheese, 16 oz.; cavatelli, 16 oz.; gnocchi 16 oz.; six count manicotti, 19 oz.; and twelve count stuffed shells, 21 oz. Our most popular product, mini square cheese ravioli should provide a meal for 5 people and is sold at a suggested retail price of $3.19.

     Like plain pasta, our products must be boiled before they should be eaten. We do not sell our products with ready-made pasta sauce, although we may do so in the future.

     Our products are packaged in polyethylene bags. We may in the future market our ravioli in a box, which was the packaging method utilized by SSRM for its most popular ravioli products. The current packaging includes the nutritional information, ingredients and cooking directions. Also prominently featured is the Silver Star trademark. The packaging for some of our products contains a statement from Vincent Trotta Sr. guaranteeing the quality of our products. The packaging design is based on SSRM's packaging. The manufacturer of the polyethylene bags ships them directly to our suppliers.

     We have no current plans to introduce new products, and are unlikely to do so in the near future. If we are able to establish a manufacturing facility, we intend to introduce new products and new packaging of existing products. For example, we intend to create packaging aimed at club stores, including a "bulk pack," which will be a single oversize pack weighing approximately 3 lbs. Additionally, we may sell our products with a ready made sauce. The sauce could be produced by a private manufacturer to our specifications, or we could enter into a joint venture arrangement with an existing pasta sauce manufacturer.

PRINCIPAL SUPPLIERS AND INGREDIENTS

     Currently, we use one private label manufacturer to prepare and package all of our products. We provide the manufacturer with recipes for our products. The manufacturer uses a quick freeze process to ensure that the product is frozen while it is still fresh. We believe that it could replace our supplier on similar terms, however the loss of the supplier could have a material adverse affect on us, particularly in the short term.

     The ingredients used by our supplier is primarily flour, eggs and water. Depending on the type of stuffed pasta we are producing, the ingredients may include whole milk ricotta, eggs, Romano cheese, mozzarella, parsley, salt, pepper, meat filling chopped meat, onions and spices. Our supplier buys flour from Congra and ricotta from either Pollyo or Sorrento. Other ingredients come from local distributors and manufacturers. If we establish a manufacturing facility, we intend to purchase directly from these suppliers.

     Our production agreement is with Mount Rose Ravioli and Macaroni Co. Such supplier is able to fill our product orders in approximately seven days.

     MOUNT ROSE RAVIOLI AND MACARONI CO. We executed an agreement which provides that Mount Rose will manufacture and package the following "Silver Star" products:

Square Meat and Cheese Ravioli--bag
Square Meat and Cheese Ravioli--box
Round Cheese Ravioli
Cavatelli
Cheese and Meat Tortellini
Gnocchi
Six Count Manicotti
Twelve Count Stuffed Shells

     The agreement is terminable at any time by either party. The agreement provides that the product is to be paid for by either cashiers or certified check at the time the order is placed. The above prices, in accordance with the agreement, are to be reviewed every six months with respect to raw material and packaging costs. An increase or decrease in such costs will be passed on to us. The agreement further provides that in the event that the agreement is terminated we give Mount Rose permission to use any packaging left on hand at the time of termination in any way it chooses.

In January 2001, Mount Rose obtained a judgment against us in the amount of $283,461.79. We negotiated a settlement with Mount Rose to pay such amount out of the proceeds of this offering. As of January 14, 2002, we have paid Mt. Rose $218,400 towards the judgment.

MANUFACTURING

     Currently, we do not have any manufacturing ability. We intend to establish a manufacturing facility. We have no present plans for the establishment of a facility but intend to lease an existing facility, which is likely to require an investment to update or improve the facility.


     The facility ideally would be 20,000-25,000 square feet. We require a facility with capability for drainage and refrigeration. The facility will be leased with the intent on receiving a USDA plant number with the capability of processing meat and chicken, in addition to cheese. Only after USDA inspection and approval will it be able to process meat and chicken. However, it does not require USDA approval to process cheese. We would like to locate the facility in the New York area to be near the majority of our customers. We intend to equip the facility with new equipment that has the capacity to produce our specialized products quickly and efficiently.

     We believe that manufacturing capacity will allow us to produce our goods at a lower cost, particularly if we are able to increase volume. Furthermore, manufacturing capacity is likely to allow us greater flexibility in our product mix and enable it to require less advance notice of our orders.

COMPETITION

     In the pasta market, we compete with national, regional, and local pasta manufacturers and specialty stores. Many of these competitors are larger, more established and have greater financial and other resources than us. Competition in the pasta industry is based on product quality, brand name awareness, brand loyalty and price. Non-frozen, non-stuffed pasta, such as spaghetti is significantly less expensive then our products and is less expensive to ship and to store. We also face competition from fresh, refrigerated pasta, which is sold by, among others, Contadina, produced by Nestle Fresh Foods, Co., and DiGorno, produced by Kraft General Foods, Inc. Such companies have significantly more resources than us. Refrigerated pasta is significantly more expensive than frozen pasta.

     We compete directly with a number of regional and national frozen pasta producers, including Celentano and Italian Village, who are in most markets nationwide. In the New York market, we compete with these national and several regional pasta makers. Among our competitors is Mount Rose who is our supplier.

    Competition for shelf space in grocery stores is intense and poses great difficulty for smaller food companies. Other competitors with significant economic and other resources could, at any time, enter the frozen pasta industry. Supermarkets could choose to carry such companies products in addition to or instead of our products due to existing relationships with the makers of such products.

TRADEMARK

     We purchased the "Silver Star" trademark from Vincent Trotta in 1997 for $205,000. Mr. Trotta had acquired the trademark from SSRM. SSRM had registered the trademark with the U.S. Patent and Trademark Office, however, we failed to renew the application and the trademark protection has lapsed. In the near future, we will file a new application for registration. Even if the application is approved, there can be no assurance as to the degree of protection our registered trademark may afford us.

EXPANSION STRATEGY

Our expansion strategy is dependent on obtaining additional financing and increasing our customer base with our current products and suppliers so that it would warrant leasing and improving a manufacturing facility. We believe that we will be able to produce our products at a lower cost, which will allow us more flexibility in pricing. We believe that discount pricing is often necessary to gain customers and establish market share.

     We believe that the manufacturing facility will also allow us greater flexibility in adjusting our product mix or packaging because we will have direct control of the allocation of labor and machinery at our future facilities. Similarly, we expect to be able to respond to customer orders more quickly. There can be no assurance that establishing a facility will be a more cost effective, efficient or quicker way for us to acquire our products.

     We believe that the advantages of the manufacturing facility will allow us to pursue institutional customers such as hotels, nursing homes, schools and hospitals, and discount buyers such as club stores. We may also offer to manufacture pasta products for other companies on a private label basis. There can be no assurance that institutional or private label markets for our products will develop.

     We intend to re-establish relationships with food brokers and small distributors. Food brokers are particularly helpful when expanding into new geographic markets because a single broker may have existing relationships with numerous supermarkets. We intend to expand into areas where pasta products are popular. Initially, we intend to focus expansion in the Northeast, in markets such as Philadelphia and Boston, where we already have some customers, and then expand into cities such as Washington, Baltimore and Chicago.

     Presently, we have no plans or intentions to make acquisitions. However, we believe that a number of opportunities exist for us to accelerate growth by acquiring a complementary or competitive business. We could acquire an entity that has (i) a manufacturing facility suitable for our products, (ii) sells complementary products, or (iii) has established name recognition or distribution lines in regional markets where we do not currently operate.

     We believe that the frozen pasta market is a growing market, and that the market for stuffed pasta is likely to grow as well. We believe, although there can be no assurance, that our marketing will put us in position to take advantage of this growth.


G.O.A.T., INC. AGREEMENT

     In January 2002, our wholly owned subsidiary, Silver Star Media Group, Inc. entered into amended agreements with amongst other parties, G.O.A.T., Inc. and Premier Sports Media and Entertainment Group, Inc. to be co-publisher of the "Muhammed Ali Collectible Magazine." G.O.A.T., Inc. and Premier Sports were the original parties to an agreement signed in October 2001 whereby Premier obtained the rights and services of Muhammad Ali in connection with the publication of a magazine chronicling the history of the heavyweight boxing championship and featuring Muhammad Ali.

The agreement and amendment provides for the following:

     (1) a non-refundable payment of $300,000 to Muhammad Ali. Silver Star Media Group was responsible for such payment which was made in early January 2002.

     (2) gross proceeds from the sale of the magazine shall be distributed as follows in the order indicated:

          (i)  $200,000 to Muhammad Ali.
          (ii) the printer of the magazine will be reimbursed all direct costs. The agreement with the printer provides for an initial magazine print of 500,000 copies at $1.00 per magazine excluding tax and shipping.
          (iii) reimbursement of $300,000 to Silver Star Media Group.
          (iv) all invoices not exceeding $400,000 for cost of goods associated with the magazine, i.e. publishing, publicity.
          (v) management and consulting fees aggregating $350,000 of which Silver Star Media Group receives a $50,000 management fee.
          (vi) any additional payments are deemed to be profits and Silver Star Media Group will receive 15% of such profits.

The initial magazine price is intended to be $19.95 per magazine. It is expected to be ready for distribution by the end of February 2002.

EMPLOYEES

     As of January 31, 2002, we had 1 full-time employee.



Item 3.  Legal Proceedings

     Except as stated below, the Company is not currently subject to any material legal proceedings.


In January 2001, Mount Rose obtained a judgment against us in the amount of $283,461.79. We negotiated a settlement with Mount Rose to pay such amount out of the proceeds of this offering. Specifically, we agreed to pay Mount Rose 50% of the net amount received by us for the sale of the 5,000,000 shares registered until Mount Rose is paid in full. As of January 14, 2002, we paid Mount Rose $218,400.00.

White Rose Foods, et. al. v Silver Star Foods, Inc., Index No. 23156/2000, Supreme Court of New York, County of Kings. In October 2000, the plaintiff obtained a default judgment against us in the amount of $92,368.77. We retained the law firm of Bauman, Katz & Grill, LLP to vacate the default judgment. The default judgment was vacated on November 9, 2001. We intend to negotiate a settlement of this claim in the future.

PART II

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

We are a distributor and wholesaler of stuffed and other frozen pasta products, which we market under the "Silver Star" trade name. We have no manufacturing facilities of our own but instead have our products manufactured by a separate, independent manufacturer, to our special recipes. We then sell them through a network of food brokers to retail establishments. We commenced operations in May, 1995.

A substantial portion of our sales to supermarkets are made during promotions or "specials" during which we advertise in the chain's store circular. These specials are typically booked by our food brokers eight weeks in advance of the scheduled sale. We can typically expect to generate greater volume from the supermarkets in periods in which we are participating in the store circulars.

We do not presently have our own manufacturing facility, but plan to lease and improve a manufacturing facility from a portion of the proceeds of our registered offering. We believe that manufacturing our own products would enable us to increase our profit margins and participate more fully in "price competitive" marketing which is common in the retail market. We also hope to pursue other distribution channels for our product as a result of our own manufacturing capabilities. Concurrent with the establishment of a facility, we anticipate that both our direct costs and operating costs will increase as we add a full-time workforce, increase insurance coverage and increase marketing efforts. However, there are no assurances that we will be able to increase revenue, increase our gross profit or attain and sustain profitability as a result of these expenditures.

Our wholly owned subsidiary, Silver Star Media Group, Inc., recently entered into an agreement with several parties including G.O.A.T., Inc. The agreement provides for Silver Star Media to become a co-publisher of the "Muhammad Ali Collectible Magazine." The agreement required a non-refundable payment of $300,000 which was made in early January 2002. The publication of the magazine is intended to be ready for distribution by the end of February 2002.


RESULTS OF OPERATIONS YEAR ENDING MARCH 31, 2001 AS COMPARED
TO MARCH 31, 2000.

We had net sales of $282,747 for the year ending March 31, 2001 as compared to $658,775 for the year ending March 31, 2000, a decrease of $376,028 (57%). The decrease is attributable to our decision to reduce the amount of promotional activity during this time due to the amount of time and effort required in connection with our ongoing efforts to complete our registered offering, and our lack of operating capital.

Costs of sales decreased during the year ending March 31, 2001 to $245,090 from $516,934 for the year ending March 31, 2000, a decrease of $271,844 (53%). The decrease corresponds to our decrease in sales for the comparative periods. As a percentage of net sales, costs of sales were approximately 87% and 79% for the year ending March 31, 2001 and 2000, respectively.

Operating expenses decreased to $258,603 from $426,915 for the year ending March 31, 2001 as compared to 2000, a decrease of $168,312 (40%). Approximately $4,000 of such decrease is attributable to less expenditures for slotting fees for shelf space for our products.

Amortization expense for the comparative periods was $13,667 in each of the years ending March 31, 2001 and 2000 in relation to the trade name. We incurred approximately $0 and $374,351 in amortized finance costs for the years ending March 31, 2001 and 2000 respectively, relating to the bridge financing which was completed in August 1998.

We had a net loss for the year ending March 31, 2001 of $234,613 as compared to a net loss of $673,092 for the year ending March 31, 2000, a decrease of $438,479 (66%).

YEAR ENDING MARCH 31, 2000 AS COMPARED TO MARCH 31, 1999

We had net sales of $658,775 for the year ending March 31, 2000 as compared to $1,201,587 for the year ending March 31, 1999, a decrease of $542,812 (46%). The decrease is attributable to our lack of working capital. Additionally, we were unable to participate in many store promotions due to the temporary loss of our food broker during the year ending March 31, 2000.

Costs of sales decreased $449,822 or 47% to $516,934 for year ending March 31, 2000 from $966,756 for the year ending March 31, 1999. As a percentage of net sales, cost of sales decreased to 79% for the year ending March 31, 2000 from 81% for the year ending March 31, 1999. These decreases are attributed to product price increases by us during the year ending March 31, 2000.

Operating expenses were $426,915 for the year ending March 31, 2000 as compared to $746,867 for the year ending March 31, 1999, a decrease of $319,952. Amortization expense relating to our trade name was approximately $14,000 in each of the years ending March 31, 2000 and March 31, 1999. Other expenses consisting of deferred finance costs was approximately $374,000 and $170,000 for the years ending March 31, 2000 and 1999, respectively. This is attributable to amortization expense of finance costs relating to the bridge financing completed in August 1998.

State Securities Violations

Our issuances of common stock pursuant to our registered offering, might be considered to violate certain state securities laws since we have not undertaken to register the securities in the states that we have sold the securities. This would allow holders of the securities the right to rescind and demand the return of their purchase price for the securities.

Holders of these securities may be able to make a claim to rescind the sale or issuance of these securities to them and demand a return of the purchase price paid for these shares. We are not aware of any pending claims of rescission against us. Nevertheless, it is possible that a claim could be made by one or more of the holders of our securities under state law since the statute of limitations for violating state securities laws varies from state to state. If a state court were to hold that we violated state securities laws, we could be forced to rescind the sales of our securities, requiring significant monetary payments to the claiming owners equaling approximately $16,280 as of March 31, 2001. These claims, if successful, could exceed our cash reserves and require us to borrow funds and would materially and negatively affect our results of operations and financial condition.

Item 7. Financial Statements

Our financial statements, together with the report of auditors, are included in this report after the signature pages.

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

3(i)      Certificate of Incorporation, as amended (1)

3.2       Bylaws, as amended (1)

(1) Incorporated by reference to the Registrant's Form SB-2, filed on (SEC File No. (333-42311).

(b) Reports on Form 8-K: On November 16, 2001, we filed a Form 8-K under Item 5, Other Events and Regualtion FD Disclosure.

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

Dated: February 5, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                        Title                       Date
----                                        -----                       ----
/s/ Michael Trotta             President, Chief Executive Officer,      February 5, 2002
                               Treasurer, Secretary and Director

                            SILVER STAR FOODS, INC.

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                              FINANCIAL STATEMENTS

                             -----------------------
                             SILVER STAR FOODS, INC.

                              FINANCIAL STATEMENTS
                             -----------------------

                             SILVER STAR FOODS, INC.

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000




                                    CONTENTS

                                                             Page

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

     As discussed in Note 15 to the financial statements, the Company's March 31, 2001 financial statements have been restated.

                                                   Zeller Weiss & Kahn, LLP
June 18, 2001 except for Notes 10, 14
and 15 which are dated December 27, 2001
Mountainside, New Jersey

                             SILVER STAR FOODS, INC.

                     BALANCE SHEET - MARCH 31, 2001 AND 2000

                                     ASSETS
                                                                                       2001                2000
                                                                                       ----                ----
                                                                                    (Restated)
                                                                                     --------
Current assets:
  Cash                                                                              $   13,207
  Accounts receivable                                                                    8,863         $   12,955
  Prepaid expense                                                                       10,000
  Other current assets                                                                   3,420
                                                                                    ----------         ----------
    Total current assets                                                                35,490             12,955
                                                                                    ----------         ----------

Other assets:
  Tradename, less accumulated
   amortization of $82,001 and $68,334                                                 122,999            136,666
  Deposits                                                                                 255                255
  Stockholder loan                                                                      41,411
                                                                                    ----------         ----------
    Total other assets                                                                 164,665            136,921
                                                                                    ----------         ----------

                                                                                    $  200,155         $  149,876
                                                                                    ==========         ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Cash overdraft                                                                                       $    2,859
  Bridge loan payable                                                               $   75,000             75,000
  Notes payable - tradename                                                             17,092             17,092
  Accounts payable                                                                     585,921            503,263
  Payroll taxes payable                                                                 78,314             78,314
  Loans payable - other                                                                 26,000             26,000
  Accrued expenses                                                                     300,037            338,967
  Stockholder loan                                                                                         11,332
                                                                                    ----------         ----------
    Total current liabilities                                                        1,082,364          1,052,827
                                                                                    ----------         ----------
Commitments and contingencies

Common stock subject to rescission                                                      16,280
                                                                                    ----------
Stockholders' equity (deficiency):
  Preferred stock - $.001 par value
   authorized 1,000,000 shares, none
   issued
  Common stock - $.0001 par value, authorized - 50,000,000 shares, issued and outstanding - 12,741,584
   and 3,331,000 shares, respectively                                                    1,277                333
  Common stock subscriptions                                                                              625,000
  Paid in capital                                                                    1,796,318            333,587
  Deficit                                                                          ( 2,096,484)       ( 1,861,871)
  Less:  Stock subscriptions receivable                                            (   599,600)
                                                                                    ----------         ----------

    Total stockholders' equity (deficiency)                                        (   898,489)       (   902,951)
                                                                                    ----------         ----------

                                                                                    $  200,155         $  149,876
                                                                                    ==========         ==========

                       See notes to financial statements.
                                       F-2

                             SILVER STAR FOODS, INC.

                             STATEMENT OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                                                       2001               2000
                                                                                       ----               ----
                                                                                    (Restated)
                                                                                     --------
Net sales                                                                           $  282,747         $  658,775
                                                                                    ----------         ----------

Costs and expenses:
  Cost of sales                                                                        245,090            516,934
  Operating expenses                                                                   258,603            426,915
  Amortization                                                                          13,667             13,667
                                                                                    ----------         ----------
    Total of costs and expenses                                                        517,360            957,516
                                                                                    ----------         ----------
Loss from operations                                                               (   234,613)       (   298,741)
                                                                                    ----------         ----------
Other expense:
  Amortization of deferred finance costs                                                                  374,351
                                                                                                       ----------
    Total other expenses                                                                                  374,351
                                                                                                       ----------

Net loss                                                                           ($  234,613)       ($  673,092)
                                                                                    ==========         ==========

Basic earnings (loss) per share                                                    ($      .03)       ($      .11)
                                                                                    ==========         ==========
Weighted average number of shares
 outstanding                                                                         9,132,003          6,554,678
                                                                                    ==========         ==========

                       See notes to financial statements.
                                       F-3

                             SILVER STAR FOODS, INC.

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                                                                          Retained
                                                          Common Stock                  Paid-in           Earnings
                                                   Shares             Value             Capital           (Deficit)
                                                   ------             -----             -------            -------
Balance at March 31, 1999                       3,276,000        $        328        $    278,592        ($ 1,163,779)

Issuance of common stock and warrants
 for legal services rendered                       30,000                   3              29,997

Issuance of common stock and warrants
 for goods and services                            25,000                   2              24,998

Common stock subscriptions, unissued         $    625,000             625,000

Net loss for the year ended
 March 31, 2000                                                                                              (698,092)
                                             ------------        ------------        ------------        ------------

Balance at March 31, 2000                       3,331,000                 333             333,587          (1,861,871)
                                             ------------        ------------        ------------        ------------

Two for one stock split                         3,331,000                 333                (333)

Issuance of common stock for cash                 339,584                  34             348,341

Cash received for common stock
 subscriptions                                     11,280              11,280

Debt exchanged for common stock                   100,000                  10             624,990

Issuance of common stock per agreement
 later cancelled                                1,000,000                 100

Void agreement for exchange of
 common stock for account-payable                 (50,000)                 (2)            (24,998)

Issuance of common stock for services           2,090,000                 209              69,991
Issuance of common stock to
 founding shareholder                           2,000,000                 200                (200)
Issuance of common stock on
 behalf of selling agent                          600,000                  60             449,940
Net adjustment for common stock
 subject to rescission rights                                                              (5,000)
Net loss for the year ended
 March 31, 2001                                                                                              (234,613)
                                             ------------        ------------        ------------        ------------

Restated balance at March 31, 2001             12,741,584        $      1,277        $  1,796,318        ($ 2,096,484)
                                             ============        ============        ============        ============


                                                                                    Total
                                                  Common                            Share-
                                                  Stock            Stock           holders'
                                              Subscriptions   Subscriptions         Equity
                                                 Unissued       Receivable       (Deficiency)
                                                 --------       ----------        ----------
Balance at March 31, 1999                                                          ($   884,859)

Issuance of common stock and warrants
 for legal services rendered                                                             30,000

Issuance of common stock and warrants
 for goods and services                                                                  25,000

Common stock subscriptions, unissued           $  625,000                               625,000

Net loss for the year ended
 March 31, 2000                                                                        (698,092)
                                             ------------        ------------        ------------

Balance at March 31, 2000                         625,000                              (902,951)
                                             ------------        ------------        ------------

Two for one stock split                                                                       0

Issuance of common stock for cash                                 (149,500)             198,875

Cash received for common stock
 subscriptions                                     11,280                                11,280

Debt exchanged for common stock                  (625,000)                                    0

Issuance of common stock per agreement
 later cancelled                                                      (100)                   0

Void agreement for exchange of
 common stock for account-payable                                                       (25,000)

Issuance of common stock for services                                                    70,000
Issuance of common stock to
 founding shareholder                                                                         0
Issuance of common stock on
 behalf of selling agent                                          (450,000)                   0
Net adjustment for common stock
 subject to rescission rights                     (11,280)                              (16,280)
Net loss for the year ended
 March 31, 2001                                                                        (234,613)
                                             ------------        ------------        ------------
Restated balance at March 31, 2001           $          0        ($   599,600)       ($   898,489)
                                             ============        ============        ============

                             See notes to financial
                                  statements.

                             SILVER STAR FOODS, INC.

                             STATEMENT OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                                                       2001                2000
                                                                                       ----                ----
                                                                                    (Restated)
                                                                                     --------
Cash flows from operating activities:
   Net loss                                                                          ($234,613)         ($698,092)
                                                                                      --------           --------
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
      Amortization                                                                      13,667            388,017
      Stock issued for professional services                                            45,200             55,000
      Increase (decrease) in cash flows as a
       result of changes in asset and liability
       account balances:
         Accounts receivable                                                             4,092              3,044
         Prepaid expense                                                             (  10,000)
         Other current assets                                                        (   3,420)               550
         Deposits                                                                                           5,000
         Accounts payable                                                               82,658            173,013
         Accrued expenses                                                            (  38,930)            84,509
                                                                                      --------           --------
           Total adjustments                                                            93,267            709,133
                                                                                      --------           --------
         Net cash provided by (used in) operating
          activities                                                                 ( 141,346)            11,041
                                                                                      --------           --------
Cash flows from financing activities:
  Cash overdraft                                                                     (   2,859)             2,859
  Stockholder loan                                                                   (  52,743)         (  16,330)
  Proceeds from issuance of common stock                                               198,875
  Proceeds from common stock subscriptions                                              11,280
                                                                                      --------           --------
         Net cash provided by (used in) financing
          activities                                                                   154,553          (  13,471)
                                                                                      --------           --------
Net increase (decrease) in cash                                                         13,207          (   2,430)

Cash, beginning of year                                                                      0              2,430
                                                                                      --------           --------
Cash, end of year                                                                     $ 13,207           $      0
                                                                                      ========           ========
Supplemental schedule of non-cash operating and financing transactions:

   Issuance of common stock for services:

      Consulting                                                                      $ 20,200
                                                                                      ========

      Legal expense                                                                   $ 25,000           $ 55,000
                                                                                      ========           ========
   Common stock subscriptions, unissued, in
    exchange for cancellation of bridge loan
    notes payable                                                                                        $625,000
                                                                                                         ========

                       See notes to financial statements.
                                       F-5

                             SILVER STAR FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

1.      Going concern:

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred continuing losses and has a working capital deficiency of $1,046,874 and $1,039,872 at March 31, 2001 and 2000, respectively, and a stockholders' equity deficiency of $898,489 and $902,951, respectively.

        During the year, the Company filed a registration statement with the Securities and Exchange Commission in order to register 5,000,000 shares to raise capital of approximately $7,500,000. The Company's registration statement filing was made effective with the Securities and Exchange Commission in

January, 2001. Subsequent to such time, in March 2001, the registration was amended to register shares to raise capital of $3,750,000.


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

        A reconciliation of the statutory income tax effective rate is as follows:
                                                         2001             2000
                                                         ----             ----

           Federal statutory rate                       (34.0%)          (34.0%)
           State and local taxes                          0.2              0.3
           Creation (utilization) of net operating
            loss carryforward                            34.0             34.0
                                                         ----             ----
           Effective tax rate                            0.2%             0.3%
                                                         ====             ====

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

10.     Common stock subject to rescission:

        The Company has received funds for stock subscriptions in the amount of $16,280, representing 8,167 shares. These shares have not been issued as of March 31, 2001 and the funds have been classified as common stock subject to rescission rights as described in Note 15.

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

        As of March 31, 2001 the Company held agreements to sell 24,300 shares of its common stock. All of these shares except 1,000 have been issued as of December 27, 2001.

     As of December 27, 2001, the Company retired 2,450,000 shares of its corporate common stock arising from an agreement subsequently cancelled. The Company expects to retire approximately 2,350,000 additional shares in the near future.

15.     Restatement:

        The Company has restated its financial statements to disclose potential liability attributable to common stock rescission rights. The net effect of this change was to reclassify $16,280 at March 31, 2001 out of stockholder's equity into common stock subject to rescission on the balance sheet.