Form 10QSB/A
period 2001-06-30
SILVER STAR FOODS INC /NY/
filed 2002-02-07
CIK 1046862

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                  FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           Quarter Ended June 30, 2001

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

Yes X   No

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at June 30, 2001

Common stock, $0.0001 par value                            12,741,584

                                      INDEX

Part I.       Financial information                                  Page 3

   Item 1.    Condensed Financial Statements:

              Balance sheet (restated) as of
              June 30, 2001                                             F-1

              Statement of income (loss) for the
              three months ended June 30, 2001 and 2000                 F-2

              Statement of cash flows for the three months
              ended June 30, 2001 and 2000                              F-3

              Notes to condensed financial statements            F-4 to F-7

   Item 2.    Management's discussion and analysis of
              financial condition                                  Page 4-7


Part II.      Other information                                      Page 8

      Item    Exhibits and reports on Form 8-K

Signatures

Exhibits

                          PART I FINANCIAL INFORMATION

ITEM 1.       Financial Statements.

     The following condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion the condensed financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

        These condensed financial statements should be read in conjunction with the financial statements and accompanying notes included in Form 10-KSB for the year ended March 31, 2001.

                             SILVER STAR FOODS, INC.

               CONDENSED BALANCE SHEET (RESTATED) - JUNE 30, 2001

                                     ASSETS

Current assets:
  Cash                                                                                 $    74,100
  Accounts receivable                                                                        8,863
  Prepaid expenses                                                                          10,000
  Other assets                                                                               7,920
                                                                                       -----------

    Total current assets                                                                   100,883
                                                                                       -----------

Other assets:
  Tradename, less accumulated

   amortization of $75,168                                                                 119,582
  Deposits                                                                                     255
  Investment, at cost                                                                        3,500
  Stockholder loan                                                                          50,111
                                                                                       -----------

    Total other assets                                                                     173,448
                                                                                       -----------

                                                                                       $   274,331
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Bridge loan payable                                                                  $    75,000
  Note payable - tradename                                                                  17,092
  Loans payable - other                                                                     26,000
  Accounts payable                                                                         476,813
  Payroll taxes payable                                                                     78,314
  Accrued expenses                                                                         301,261
                                                                                       -----------

    Total current liabilities                                                              974,480
                                                                                       -----------

Commitments and contingencies

Common stock subject to rescission                                                          32,780
                                                                                       -----------

Stockholders' equity (deficiency):
  Preferred stock - $.001 par value
   authorized - 1,000,000 shares,
   none issued
  Common stock - $.0001 par value,
   authorized - 50,000,000 shares,
   issued - 12,741,584 shares                                                                1,277
  Common stock subscribed, unissued                                                          8,000

  Less: Stock subscriptions receivable                                                    (374,150)

  Additional paid in capital                                                             1,796,318
  Deficit                                                                               (2,164,374)
                                                                                       -----------

    Total stockholders' equity (deficiency)                                               (732,929)
                                                                                       -----------
                                                                                         $ 274,331

                  See notes to condensed financial statements.

                             SILVER STAR FOODS, INC.

                     CONDENSED STATEMENT OF LOSS (RESTATED)

                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                             2001                2000
                                                     ------------        ------------
Net sales                                            $          0        $    166,408

Cost of sales                                                   0             110,740
                                                     ------------        ------------

Gross profit                                                    0              55,668

Selling, general and

administrative expenses                                    67,890              84,080
                                                     ------------        ------------

Net loss                                             ($    67,890)       ($    28,412)
                                                     ============        ============

Loss per basic and
 diluted common shares                               ($          )
                                                     ============        ============

Weighted average number of shares outstanding:

  Basic and fully diluted                              12,741,584           5,014,802
                                                     ============        ============

                  See notes to condensed financial statements.

                             SILVER STAR FOODS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS

                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                 2001               2000
                                                                 ----               ----
Operating activities:
  Net loss                                                    ($ 67,890)       ($ 28,412)
  Adjustments to reconcile net loss to cash
   used in operating activities:
     Amortization                                                 3,417            3,417
     Changes in other operating assets and liabilities:
       Accounts receivable                                      (56,834)
       Other current assets                                                       (4,500)
       Accounts payable                                        (109,108)          19,495
       Accrued expenses                                           1,224           (6,865)
                                                              ---------         ---------

       Net cash used in operating activities                   (176,857)         (69,199)
                                                              ---------         ---------

Investing activities:
  Investment                                                     (3,500)
  Stockholder loan                                               (8,700)          (5,674)
                                                              ---------         ---------

       Net cash used in investing activities                    (12,200)          (5,674)
                                                              ---------         ---------

Financing activities:
  Cash overdraft                                                                  (2,859)
  Proceeds from stock subscriptions receivable                  225,450
  Proceeds from common stock subscriptions                      (24,500)          80,500
                                                              ---------         ---------

       Net cash provided by financing activities                249,950           77,641
                                                              ---------         ---------

Net increase in cash                                             60,893            2,768

Cash, beginning of period                                        13,207                0
                                                              ---------         ---------

Cash, end of period                                           $  74,100        $   2,768
                                                              =========         =========

                  See notes to condensed financial statements.

                             SILVER STAR FOODS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000

1. Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred continuing losses and at June 30, 2001, has a working capital deficiency of $873,597, and a stockholders' equity deficiency of $732,929.

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

                            SILVER STAR FOODS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000

7. Income taxes:

At March 31, 2001, the Company has a net operating loss carryforward amounting to approximately $2,096,400 available to reduce future taxable income which expire in the years 2010 through 2015. At June 30, 2001, management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, any resulting tax asset has been fully reserved.

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

9. Common stock unissued:

The Company has received funds for stock subscriptions in the amount of $35,780, representing 23,833 shares. These shares have not been issued as of June 30,

2001 and 21,853 shares are subject to rescission as described in Note 13.

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

12. Subsequent events:

Subsequent to the balance sheet date of June 30, 2001, one of the holders of the bridge loan payable has agreed to exchange his note in the amount of $25,000 for shares of the Company's common stock.

On December 27, 2001, the Company retired 2,450,000 shares of its corporate common stock arising from an agreement subsequently cancelled. The Company expects to retire approximately 2,350,000 additional shares in the near future.

As of June 30, 2001 the Company held common stock subscription agreements to sell 24,300 shares of its common stock. All of these shares except 1,000 have been issued as of December 27, 2001.

As of December 27, 2001, the Company retired 2,450,000 shares of its corporate common stock arising from an agreement subsequently cancelled. The Company expects to retire approximately 2,350,550 additional shares relating to the agreement in the near future.

13. Restatement:

The Company has restated its financial statements to disclose potential liability attributable to common stock rescission rights. The net effect of this change was to reclassify $32,780 at June 30, 2001 out of stockholders' equity into common stock subject to rescission on the balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

     We are a manufacturer of stuffed and other frozen pasta products, which we market under the "Silver Star" trade name. We commenced operations in May 1995.

     We sell our products through retail chain supermarkets mainly in the New York area. A substantial portion of our sales to supermarkets is made during promotions or "specials" during which we advertise in the chain's store circular. Our food brokers typically book these specials eight weeks in advance of the scheduled sale. We can typically expect to generate greater volume from the supermarkets in periods in which we are participating in the store circulars.

     During our fiscal first quarter ending June 30, 2001, we decided not to advertise in any supermarkets circular due to the costs associated with such an advertisement, our ongoing effort to complete its registered offering and our search and negotiations with possible acquisition and/or merger candidates. This results in a decline in net sales.

     We do not presently have its own manufacturing facility, but plans to construct one from a portion of the proceeds of the Offering. We believe that manufacturing our own products would enable us to increase its profit margins and participate more fully in "price competitive" marketing which is common in the retail market. We also hopes to pursue other distribution channels for our products as a result of having its own manufacturing capabilities. Concurrent with the establishment of a facility, we anticipate that both its direct costs and operating costs will increase as we add a full time workforce, increases insurance coverage and increases marketing efforts. However, there are no assurances that we will be able to increase revenues, increase our gross profits or attain and sustain profitability as a result of these expenditures.

     Our independent accountants have issued a going concern paragraph in their review report of June 30, 2001 citing our working capital deficiency and stockholders deficiency of $873,597 and $732,929, respectively. Those conditions raise substantial doubts about our ability to continue as a going concern. Our plan with respect to these issues includes and is primarily based upon the Offering contemplated herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING JUNE 30, 2001 AS COMPARED TO JUNE 30, 2000

     We had net sales of $0 for the three months ending June 30, 2001 as compared to $166,408 for the three months ending June 30, 2000, a decrease of $166,408 (100%). The decrease is attributable to our decision to pursue possible acquisitions and/or mergers with other pasta manufacturers and other synergistic companies, along with its ongoing efforts to complete our registered offering and our lack of operating capital.

     Costs of sales decreased during the three months ending June 30, 2001 to $0 from $110,740 (100%). The decrease corresponds to our decrease in sales for the comparative period. As a percentage of net sales, costs of sales were approximately 67% for the three months ending June 30, 2000.

     Operating expenses decreased to $67,890 from $84,080 for the three months ending June 30, 2001 as compared to June 30, 2000 a decrease of $16,190 approximately (20%). The decrease is attributable to trimming operating expenses across the board.

     Amortization expense for the comparative period was $3,417 in each of the three months ending June 30, 2001 and 2000 in relation to the trade name.

     We had a net loss for the three months ending June 30, 2001 of $67,890 as compared to a net loss of $28,412 for the three months ending June 30, 2000, an increase of $39,478.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Except as stated below, the Company is not currently subject to any material legal proceedings.

In January 2001, Mount Rose obtained a judgment against the Company in the amount of $283,461.79. The Company negotiated a settlement with Mount Rose to pay such amount out of the proceeds of this offering. Specifically, the Company agreed to pay Mount Rose 50% of the net amount received by the Company for the sale of the 5,000,000 shares registered hereunder until Mount Rose is paid in full. As of January 14, 2002, the Company has paid Mount Rose $218,400.00.

White Rose Foods, et. al. v Silver Star Foods, Inc., Index No. 23156/2000, Supreme Court of New York, County of Kings. In October 2000, the plaintiff obtained a default judgment against Silver Star in the amount of $92,368.77. Silver Star retained the law firm of Bauman, Katz & Grill, LLP to vacate the default judgment. The default judgment was vacated on November 9, 2001. The Company intends to negotiate a settlement of this claim in the future.


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

                              SILVER STAR FOODS, INC.
                              (Registrant)

Date: February 5, 2002        /s/ Michael Trotta
                            ---------------------------
                                 Michael Trotta
                                 President, Chief Executive
                                 Officer, Treasurer, Secretary
                                 and Director