Form 10QSB/A
period 2001-09-30
SILVER STAR FOODS INC /NY/
filed 2002-02-07
CIK 1046862

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                  FORM 10-QSB/A

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

           Class                              Outstanding at September 30, 2001

Common stock, $0.0001 par value                            12,741,584

                                      INDEX

Part I.    Financial information                                     Page 3

 Item 1.   Condensed Financial Statements:

           Balance sheet (restated) as of
           September 30, 2001                                           F-1

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

                             SILVER STAR FOODS, INC.

             CONDENSED BALANCE SHEET (RESTATED) - SEPTEMBER 30, 2001
                                   (Unaudited)

                                     ASSETS

Current assets:
  Cash                                                                $  101,210
  Accounts receivable                                                      8,863
  Prepaid expenses                                                        10,000
  Other assets                                                             7,920
                                                                      ----------

    Total current assets                                                 127,993
                                                                      ----------

Other assets:
  Tradename, less accumulated
   amortization of $75,168                                               116,166
  Deposits                                                                   255
  Investment, at cost                                                      5,500
  Stockholder loan                                                        52,120
                                                                      ----------

    Total other assets                                                   174,041
                                                                      ----------

                                                                      $  302,034

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Bridge loan payable                                                 $   50,000
  Note payable - tradename                                                17,092
  Loans payable - other                                                   26,000
  Accounts payable                                                       498,361
  Payroll taxes payable                                                   78,314
  Accrued expenses                                                       301,261
                                                                      ----------

    Total current liabilities                                            971,028
                                                                      ----------
Commitments and contingencies

Common stock subject to rescission                                        32,780
                                                                      ----------
Stockholders' equity (deficiency):
  Preferred stock - $.001 par value
   authorized - 1,000,000 shares,
   none issued
  Common stock - $.0001 par value,
   authorized - 50,000,000 shares,
   issued - 12,741,584 shares                                              1,277
  Common stock unissued                                                   33,000

  Less: Stock subscriptions receivable                                (1,028,072)

  Additional paid in capital                                           2,531,220
  Deficit                                                             (2,239,199)
                                                                      ----------

    Total stockholders' equity (deficiency)                             (701,774)
                                                                      ----------
                                                                      $  302,034

                  See notes to condensed financial statements.
                                       F-1

                             SILVER STAR FOODS, INC.

                             STATEMENT OF OPERATIONS

             SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                            Six Months                           Three Months
                                                        Ended September 30,                   Ended September 30,
                                                 2001                  2000            2001                  2000
                                                                       ----                                  ----
                                              (Restated)                            (Restated)
                                               --------                              --------
Net sales                                    $         0         $  257,293        $         0         $   90,885

Cost of sales                                          0            191,372                                80,632
                                             -----------         ----------        -----------          ---------

Gross profit                                           0             65,921                                10,253

Selling, general and
 administrative expenses                         142,715            199,340             74,825            115,260
                                              ----------         ----------        -----------         ----------

Net loss                                     ($  142,715)       ($  133,419)      ($    74,825)       ($  105,007)
                                              ==========         ==========        ===========         ==========

Loss per basic and
 diluted common shares                       ($     0.01)       ($     0.02)      ($      0.01)       ($     0.02)
                                              ==========         ==========        ===========         ==========

Weighted average number of shares outstanding:

  Basic and fully diluted                     12,741,584          6,811,902          12,741,584         6,960,174
                                              ==========         ==========         ===========        ==========

                  See notes to condensed financial statements.
                                       F-2

                             SILVER STAR FOODS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS

                  SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                                        2001               2000
                                                                                        ----               ----
Operating activities:
  Net loss                                                                           ($142,715)         ($133,419)
  Adjustments to reconcile net loss to cash
   used in operating activities:
     Amortization                                                                        6,833              6,834
     Common stock issued for services                                                                      25,200
     Changes in other operating assets and liabilities:
       Accounts receivable                                                                              (  18,342)
       Other current assets                                                          (   4,500)
       Accounts payable                                                              (  87,560)            63,077
       Accrued expenses                                                                  1,224          (  23,574)
                                                                                      --------           --------
       Net cash used in operating activities                                         ( 226,718)         (  80,224)
                                                                                      --------           --------
Investing activities:
  Investment                                                                         (   5,500)
  Stockholder loan                                                                   (  10,709)
                                                                                      --------           --------
       Net cash used in investing activities                                         (  16,209)
                                                                                      --------           --------
Financing activities:
  Cash overdraft                                                                                            3,121
  Proceeds from issuance of common stock                                                                   80,500
  Proceeds from stock subscriptions receivable                                         306,430
  Proceeds from common stock subscriptions                                              24,500
  Stockholder loan                                                                                      (   3,397)
                                                                                      --------           --------

       Net cash provided by financing activities                                       330,930             80,224
                                                                                      --------           --------

Net increase in cash                                                                    88,003                  0

Cash, beginning of period                                                               13,207                  0
                                                                                      --------            -------

Cash, end of period                                                                   $101,210            $     0
                                                                                      ========            =======

                  See notes to condensed financial statements.
                                       F-3

                             SILVER STAR FOODS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

1.      Going concern:

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred continuing losses and at September 30, 2001, has a working capital deficiency of $843,035, and a stockholders' equity deficiency of $701,774.

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

     In May 2001, the Company formed and incorporated Cara Mia Imports, Inc., a

100% wholly owned subsidiary of Silver Star Foods, Inc. In January 2002, Casa Mia chnaged its name to Silver Star Media Group, Inc. and filed a Form 8-K with the SEC to discuss its present business strategy.

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

                             SILVER STAR FOODS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

5.      Tradename:

        The Company acquired the rights to the "Silver Star" tradename from a related party of the principal stockholder pursuant to an agreement which was formalized in July 1997 at a cost of $205,000. The Company has been using the tradename since its' inception. As of September 30, 2001 the balance on the note payable for the tradename is $17,092.

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

9.      Common stock unissued:

        The Company has received funds for stock subscriptions in the amount of $35,780, representing 23,833 shares. 21,853 of these shares are subject to rescission rights as described in Note 13. The Company also entered into an agreement with a holder of a note payable in the amount of $25,000 to exchange the note for 4,000 shares of the Company's common stock. These shares have not been issued as of September 30, 2001.

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

        A second judgment in the amount of $88,572 has been vacated and is proceeding to litigation. This amount is also included in the Company's accounts payable.

12.     Subsequent events:

        As of September 30, 2001 the Company held agreements to sell 24,300 shares of its common stock. All of these shares except 1,000 have been issued as of December 27, 2001.

        On December 27, 2001, the Company retired 2,450,000 shares of its corporate common stock arising from an agreement subsequently cancelled. The Company expects to retire approximately 2,350,000 additional shares in the near future.

13.     Restatement:

        The Company has restated its financial statements to disclose potential liability attributable to common stock rescission rights. The net effect of this change was to reclassify $32,780 at September 30, 2001 out of stockholder's equity into common stock subject to rescission on the balance sheet.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

GENERAL

We are a distributor and wholesaler of stuffed and other frozen pasta products, which we market under the "Silver Star" trade name. We have no manufacturing facilities of our own but instead have products manufactured by a separate, independent manufacturer, to our special recipes. We then sell them through a network of food brokers to retail establishments. We commenced operations in May, 1995.

A substantial portion of our sales to supermarkets are made during promotions or "specials" during which we advertise in the chain's store circular. These specials are typically booked by our food brokers eight weeks in advance of the scheduled sale. We can typically expect to generate greater volume from the supermarkets in periods in which they are participating in the store circulars.

During our fiscal first and second quarters ending September 30, 2001
("fiscal 2001") we decided to stop promotional activities due to the increasing amount of time and effort required in connection with our ongoing efforts to complete our Registered Offering, and our lack of operating capital. This resulted in a decline in net sales.

We do not presently have our own manufacturing facility, but plan to construct one, or purchase one, from a portion of the proceeds of the Offering. We believe that manufacturing our own products would enable us to increase our profit margins and participate more fully in "price competitive" marketing which is common in the retail market. We also hope to pursue other distribution channels for our product as a result of our own manufacturing capabilities. Concurrent with the establishment of a facility, we anticipates that both our direct costs and operating costs will increase as we add a full-time workforce, increases insurance coverage and increases marketing efforts. However, there are no assurances that we will be able to increase revenue, increase our gross profit or attain and sustain profitability as a result of these expenditures.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDING SEPTEMBER 30, 2001 AS COMPARED TO SEPTEMBER 30, 2000.

     We had no net sales for the six months ending September 30, 2001 as compared to $257,293 for the six months ending September 30, 2000, a decrease of $257,293 (100%). The decrease is attributable to our decision to reduce the amount of promotional activity during this time due to the amount of time and effort required in connection with our ongoing efforts to complete its Registered Offering, and its lack of operating capital.

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

     We had a net loss for the six months ending September 30, 2001 of $142,715 as compared to a net loss of $133,419 for the six months ending September 30, 2000, an increase of $9,296(7%).

THEE MONTHS ENDING SEPTEMBER 30, 2001 AS COMPARED TO SEPTEMBER
30, 2000

     We had net sales of $0 for the three months ending September 30, 2001 as compared to $90,885 for the three months ending September 30, 2000, a decrease of $90,885 (100%). The decrease is attributable to our lack of working capital. Additionally, we were unable to participate in many store promotions due to the temporary loss of its food broker during the fiscal three months ending September 30, 2001.

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

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports of Form 8K
         None

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


February 5, 2002