Form 10QSB
period 2001-12-31
SILVER STAR FOODS INC /NY/
filed 2002-02-19
CIK 1046862

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Quarter Ended December 31, 2001

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
Yes X   No


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at December 31, 2001

Common stock, $0.0001 par value                            14,715,084

                                      INDEX

Part I.    Financial information                                     Page 3

 Item 1.   Condensed Financial Statements:

           Balance sheet (restated) as of
           December 31, 2001                                           F-1

           Statement of operations for the nine and three
           months ended December 31, 2001 and 2000                     F-2

           Statement of cash flows for the nine months
           ended December 31, 2001 and 2000                            F-3

           Notes to condensed financial statements              F-4 to F-7


  Item 2.   Management's discussion and analysis of
             financial condition and results of operations        Page 4-7

Part II. Other information                                          Page 8

    Item    Exhibits and reports on Form 8-K

Signatures

Exhibits

                          PART I FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

     The following condensed financial statements have been prepared by Silver Star Foods, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the condensed financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth in this document. Operating results for the nine month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.


         These condensed financial statements should be read in conjunction with the financial statements and accompanying notes included in Form 10-KSB for the year ended March 31, 2001.

                             SILVER STAR FOODS, INC.

                   CONDENSED BALANCE SHEET - DECEMBER 31, 2001
                                   (Unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                            $  485,660
  Other current assets                                                      9,693
                                                                       ----------

    Total current assets                                                  495,353
                                                                       ----------

Property and equipment, net                                                 1,788
                                                                       ----------

Other assets:
  Tradename, less accumulated
   amortization of $92,251                                                112,749
  Accounts receivable                                                       8,863
  Investment                                                                5,500
  Security deposits                                                           255
  Stockholder loan                                                         55,520
                                                                       ----------
                                                                          182,887

                                                                       $  680,028

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Bridge loan payable                                                  $   50,000
  Note payable - tradename                                                 17,092
  Loans payable - other                                                    23,500
  Accounts payable                                                        351,781
  Payroll taxes payable                                                    78,314
  Accrued expenses                                                        278,580
                                                                       ----------

    Total current liabilities                                             799,267
                                                                       ----------

Commitments and contingencies

Common stock subject to rescission rights                                  34,150
                                                                       ----------

Stockholders' equity (deficiency):
  Preferred stock - $.001 par value
   authorized - 1,000,000 shares,
   no shares issued and outstanding
  Common stock - $.0001 par value,
   authorized - 50,000,000 shares,
   issued and outstanding - 14,715,084 shares                               1,474
  Common stock subscribed, unissued                                        25,000
  Less: subscriptions receivable                                     ( 1,899,246)
  Additional paid in capital                                            4,001,623
  Deficit                                                            ( 2,282,240)
                                                                      ----------
                                                                     (   153,389)

                                                                       $  680,028

                        See notes to condensed financial
                                  statements.
                                       F-1

                             SILVER STAR FOODS, INC.

                        CONDENSED STATEMENT OF OPERATIONS

             NINE AND THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (Unaudited)

                                                           Nine Months                       Three Months
                                                         Ended December 31,               Ended December 31,
                                                 2001                  2000            2001                  2000
                                                 ----                  ----            ----                  ----

Net sales                                    $         0         $  311,937        $         0         $  104,559

Cost of sales                                          0            236,491                                72,882
                                             -----------         ----------        -----------          ---------

Gross profit                                           0             75,446                                31,677

Selling, general and
 administrative expenses                         185,756            235,211             43,041             84,932
                                              ----------         ----------        -----------         ----------

Net loss                                     ($  185,756)       ($  159,765)      ($    43,041)       ($   53,255)
                                              ==========         ==========        ===========         ==========

Earnings per share information:
 Loss per basic and
 diluted common shares                       ($     0.01)       ($     0.02)      ($      0.00)       ($     0.01)
                                              ==========         ==========        ===========         ==========

Weighted average number of shares outstanding:

  Basic and fully diluted                     14,169,466          9,004,276          17,009,709         3,276,000
                                              ==========         ==========         ===========        ==========

                        See notes to condensed financial
                                  statements.
                                       F-2

                             SILVER STAR FOODS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS

                           DECEMBER 31, 2001 AND 2000
                                   (Unaudited)

                                                                                        2001               2000
                                                                                        ----               ----
Operating activities:
  Net loss ($185,756)                                                               ($159,765)
  Adjustments to reconcile net loss to cash
   used in operating activities:
     Depreciation and amortization                                                      10,312             10,250
     Common stock issued for services                                                                      25,200
     Changes in other operating assets and liabilities:
       Accounts receivable                                                                             (  61,662)
       Due from factor                                                                                 (     434)
       Prepaid expenses                                                                  9,427
       Other assets                                                                 (   5,700)
       Accounts payable                                                             ( 234,140)            127,101
       Accrued expenses                                                             (  21,457)         (  17,575)
                                                                                     --------           --------

       Net cash used in operating activities                                        ( 427,314)         (  76,885)
                                                                                     --------           --------
Investing activities:
  Purchase of property and equipment                                                (   1,850)
  Investment                                                                        (   5,500)
  Stockholder loan                                                                  (  14,109)
                                                                                     --------            --------

       Net cash used in investing activities                                        (  21,459)
                                                                                     --------            --------

Financing activities:
  Proceeds from issuance of common stock                                               923,726             80,500
  Cash overdraft                                                                                            3,767
  Payment of loans payable                                                          (   2,500)         (   7,382)
                                                                                     --------           --------
       Net cash provided by financing activities                                       921,226             76,885
                                                                                      --------           --------
Net increase in cash
 and cash equivalents                                                                  472,453                  0
                                                                                      --------           --------

Cash and cash equivalents, beginning of period                                               0                  0
                                                                                      --------           --------

Cash and cash equivalents, end of period                                               472,453                  0
                                                                                      --------           --------

                                                                                      $472,453           $      0
                                                                                      ========           ========
Supplemental disclosures:
  Non-cash investing and financing activities:
    Common stock issued for services                                                                     $ 25,200
                                                                                      ========           ========
    Common stock exchanged for bridge loan payable                                    $ 25,000           $625,000
                                                                                      ========           ========

                        See notes to condensed financial
                                  statements.
                                       F-3

                             SILVER STAR FOODS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (Unaudited)

1.   Going concern:

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred continuing losses and at December 31, 2001, has a working capital deficiency of $303,914, and a stockholders' equity deficiency of $153,389.

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

     In May 2001, the Company formed and incorporated Casa Mia Imports, Inc., a 100% wholly owned subsidiary of Silver Star Foods, Inc. In December 2001, the subsidiary changed its name to Silver Star Media Group, Inc.

                             SILVER STAR FOODS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED DECEMBER 30, 2001 AND 2000
                                   (Unaudited)

3.   Summary of significant accounting policies:

     Cash:
     The Company places its temporary cash investments with high credit quality financial institutions, which at times may be in excess of the FDIC insurance limit. At December 31, 2001 the Company had $297,442 in excess of the FDIC insurance limit.

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

     Earnings per share:
     The loss per share for the nine months ended December 31, 2001 and 2000 has been calculated based on the weighted average number of common shares outstanding. During the period the Company had no common stock equivalents issued or outstanding. Therefore, basic and diluted earnings per share are the same.

     Use of Estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

4.   Accounts receivable:

     Accounts receivable consist of trade receivables arising in the ordinary course of business and are presented net of estimated discounts and allowances of $259. These amounts are being held by a vendor against money the Company owes the vendor.

5.   Tradename:

     The Company acquired the rights to the "Silver Star" tradename from a related party of the principal stockholder pursuant to an agreement which was formalized in July 1997 at a cost of $205,000. The Company has been using the tradename since its' inception. As of December 31, 2001 the balance on the note payable for the tradename is $17,092.

                             SILVER STAR FOODS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (Unaudited)

6.   Loans and notes payable:

     The Company has loans and notes payable totalling $73,500, excluding the tradename note payable described in note 5. These are all short-term obligations which will be repaid upon the Company obtaining permanent financing.

7.   Income taxes:

     At March 31, 2001, the Company has a net operating loss carryforward amounting to approximately $2,096,400 available to reduce future taxable income which expire in the years 2010 through 2015. At December 31, 2001, management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, any resultant tax asset has been fully reserved.

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
                                                        ====

8.   Stock option plan:

     The Company has an incentive stock option plan covering all existing employees. As of December 31, 2001 no options have been granted.

9.   Common stock unissued:

     The Company has received funds for stock subscriptions in the amount of $1,500, representing 1,000 shares. These shares are subject to rescission rights as described in Note 13. The Company also entered into an agreement with a holder of a note payable in the amount of $25,000 to exchange the note for 4,000 shares of the Company's common stock. These shares have not been issued as of December 31, 2001.


10.  Subscriptions receivable:

     The Company has subscriptions receivable for its common stock shares representing approximately 2,487,440 shares. These shares have been issued as of December 31, 2001.

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

     Loans payable in the amount of $23,500 are due to a relative of the Company's principal shareholder. The loans are due on demand and are non-interest bearing.

12.  Commitments and contingencies:

     At December 31, 2001, the Company had an outstanding judgment in the amount of $284,352 from one of its vendors for accounts payable due. This amount is included in accounts payable in the Company's balance sheet. The judgment has been paid down approximately 75% during the nine months ended December 31, 2001.

     A second judgment in the amount of $88,572 has been vacated and is proceeding to litigation. This amount is also included in the Company's accounts payable.

     In December 2001 Silver Star Media Group, Inc. (SSMG), the company's wholly owned subsidiary, entered into an agreement to co-publish a magazine chronicling the heavyweight boxing championship featuring Muhammad Ali. For the right to use Mr. Ali's name and likeness the Company agreed to pay to G.O.A.T., Inc. the sum of $300,000 as an advance. The magazine's content is subject to approval by G.O.A.T., Inc. and was to be originally published and shipped by February 4, 2002.

     The Company is to receive 15% of net profits after all costs of producing the magazine have been paid and an additional $200,000 paid to G.O.A.T., Inc. and $350,000 paid to SSMG and other parties pursuant to the publishing agreement. $50,000 of this amount is to be a management fee payable to SSMG for handling the collection and disbursing of funds related to the magazine's sale. The magazine is expected to begin advance sales in early March, 2002 and be available at newsstands mid-May, 2002.

13.  Common stock subject to rescission rights:

     The Company has reclassified $34,150 of common stock and common stock subscribed, unissued from stockholders' equity to common stock subject to rescission rights in order to disclose potential liability related to the stock.

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

During our fiscal first, second and third quarters ending December 31, 2001 ("fiscal 2001"), we decided to stop promotional activities due to the increasing amount of time and effort required in connection with our ongoing efforts to complete our registered offering, and our lack of operating capital. This resulted in a decline in net sales.

We plan to reestablish our sales with in the tri state New York area and surrounding markets. We plan to use the initial funds raised from the offering to re-slot our products into existing customers and expand into new customers. We believe that once the sales reach a certain level it would be cost effective to acquire our own manufacturing facility. This would enable us to increase our profit margins and participate more fully in "price competitive" marketing which is common in the retail market. We also hope to pursue other distribution channels for our product as a result of our own manufacturing capabilities. Concurrent with the establishment of a facility, we anticipate that both our direct costs and operating costs will increase as we add a full-time workforce, increase insurance coverage and increase marketing efforts. However, there are no assurances that we will be able to increase revenue, increase our gross profit or attain and sustain profitability as a result of these expenditures.

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

Our independent accountants have issued a going concern opinion in their report as of December 31, 2001, citing our working capital deficiency and stockholders' deficiency of $303,914 and $153,389, respectively and the continuing losses over our last four fiscal quarters. Those conditions raise substantial doubts about our ability to continue as a going concern. Our plans with respect to these issues include and are primarily based upon the registered offering.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDING DECEMBER 31, 2001 AS COMPARED TO DECEMBER 31, 2000.

     We had no net sales for the nine months ending December 31, 2001 as compared to $311,937 for the nine months ending December 31, 2000, a decrease of $311,937 (100%). The decrease is attributable to our decision to reduce the amount of promotional activity during this time due to the amount of time and effort required in connection with our ongoing efforts to complete our registered offering, and our lack of operating capital.

     Costs of sales decreased during the nine months ending December 31, 2001 to $0 from $236,491 for the nine months ending December 31, 2000, a decrease of $236,491 (100%). The decrease corresponds to our decrease in sales for the comparative periods. There were no cost of sales for the quarter ending December 31, 2001.

     Operating expenses decreased to $185,756 from $235,211 for the nine months ending December 31, 2001 as compared to 2000, a decrease of $49,455 (21%). Approximately $48,500 of such decrease is attributable to less expenditures for slotting fees for shelf space for our products.

     Amortization expense for the comparative periods was $10,250 for each of the nine months ending December 31, 2001 and 2000 in relation to the trade name.

     We had a net loss for the nine months ending December 31, 2001 of $185,756 as compared to a net loss of $159,765 for the nine months ending December 31, 2000, an increase of $25,991 (17%).

THREE MONTHS ENDING DECEMBER 31, 2001 AS COMPARED TO DECEMBER 31, 2000

     We had net sales of $0 for the three months ending December 31, 2001 as compared to $104,559 for the three months ending December 31, 2000, a decrease of $104,559 (100%). The decrease is attributable to our lack of working capital.

     Costs of sales decreased $72,882 or 100% to $0 for three months ending December 31, 2001 from $72,882 for the three months ending December 31, 2000.

     Operating expenses were $43,041 for the three months ending December 31, 2001 as compared to $84,932 for the three months ending December 31, 2000, a decrease of $41,891. Amortization expense was approximately $3,417 for each of the three months ending December 31, 2001 and three months ending December 31, 2000, respectively. The decrease is attributable to us operating with minimal expense as we continue to raise capital in order to start operation of our business in the coming months.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

Except as stated below, we are not currently subject to any material legal proceedings.

In January 2001, Mount Rose obtained a judgment against us in the amount of $283,461.79. We negotiated a settlement with Mount Rose to pay such amount out of the proceeds of our registered offering. Specifically, we agreed to pay Mount Rose 50% of the net amount received by us for the sale of the 5,000,000 shares in our registered offering until Mount Rose is paid in full. As of January 14, 2002, we have paid Mount Rose $243,400.00.

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

Item 2.  Changes in Securities and Use of Proceeds
         Not applicable

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports of Form 8K
         We filed a Form 8-K on November 26, 2001
         (SEC File No. 000-25673)

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


February 19, 2002