Form 10QSB/A
period 2001-12-31
SILVER STAR FOODS INC /NY/
filed 2002-03-13
CIK 1046862

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

                    NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
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

                             SILVER STAR FOODS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (Unaudited)

14.   Subsequent Events

The Company sold 3,733,084 shares registered in its SB-2 offering. Of the 3,733,084 shares, the Company has received payment for 2,050,832 shares. The Company is owed $1,310,354.38 from the sale of the remaining 1,682,252 shares. Although the Company believes based solely on its past experience, that it will collect the receivable, it does not know what assets, if any the purchaser(s) have and there can be no assurance that the Company will collect any or all of the amount.

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

Item 2.  Changes in Securities and Use of Proceeds
         Not applicable

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports of Form 8-K
         We filed a Form 8-K on November 26, 2001
         (SEC File No. 000-25673)

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


March 12, 2002