Form 10KSB
period 2002-03-31
SILVER STAR FOODS INC /NY/
filed 2002-07-15
CIK 1046862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002.

Commission File Number 0-25673

SILVER STAR FOODS, INC.
(Exact name of registrant as specified in its charter)

New York	11-3265942
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1251 East Linden Avenue Linden, New Jersey 07036
(Address of principal executive offices) (Zip Code)

(908) 587-2900
(Registrant''s telephone number, including area code)

7520 Avenue V
Brooklyn, New York 11234
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Yes	X	No

Revenues for year ended March 31, 2002: $3,890

Number of shares of the registrant's common stock outstanding as of July 11, 2002, was: 16,715,084

PART I

Item 1.     Description of Business

ABOUT US

Silver Star Foods, Inc. has been a distributor of a wide range of pre-packaged frozen pasta products in 11 states in the United States, mainly in the New York metropolitan area. We sell our products such as ravioli and tortellini, primarily to supermarket chains and local distributors within these states. We did not promote any of our products during most of the fiscal year ending March 31, 2002. However, we had a nominal amount of sales in March 2002. Commencing April 2002, we re-established our promotional activities and starting making presentations to additional customers within the New York metropolitan area. As of April 2002, we have been re-slotted in the New York metropolitan area in the Key Foods stores. We intend to increase our sales/revenues with the hope of creating our own manufacturing facility in the United States. We believe, although there can be no assurance, that acquiring manufacturing capacity and entering into agreements with sales representatives will enable us to expand our customer base to supermarket chains and small distributors in other regional markets and to large volume customers such as club stores, restaurant chains and customers requiring a private label manufacturer.

Effective May 1, 2002, we signed a sublease agreement with Maximum Quality Foods, Inc. For our new executive office located at 1251 East Linden Avenue, Linden, New Jersey. We also signed an equipment acquisition with Maximum Quality Foods for the acquisition of certain storage equipment, including freezers for our products, located at the premises.

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

SALES AND DISTRIBUTION

We previously sold our products through sales representatives, known in the industry as food brokers. Z-Mark Sales, located in New Jersey, is our sole food broker in the NY metro area. We previously paid our food brokers a commission which ranged from 3-5% of the net amount received from customers on all sales in the respective brokers territory. Our brokers serviced the New York City metropolitan area, New Jersey/Eastern Pennsylvania/Maryland and Florida. In the past, the broker for the New York area served as broker on 97% of our sales.

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

In January 2001, Mount Rose obtained a judgment against us in the amount of $283,461.79. We negotiated a settlement with Mount Rose to pay such amount out of the proceeds of this offering. To date, we have paid Mt. Rose the full amount of the judgment.

MANUFACTURING

Currently, we have a sublease on an 18,000 square feet building in Linden, New Jersey with freezers and refrigerators for our products.

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

The initial magazine price is intended to be $19.95 per magazine. It is expected to be ready for distribution in the second half of 2002.

MAXIMUM QUALITY FOODS AGREEMENTS

On May 1, 2002, we entered into the following agreements with Maximum Quality Foods, Inc: sublease agreement, equipment acquisition agreement and a $72,000 promissory note in favor of Maximum Quality Foods.

The sublease agreement provides for the sublease of approximately 18,000 square feet at 1251 East Linden Avenue, Linden, New Jersey. The sublease payments we owe are $9.875 per month or $118,500 per year. The term of the sublease commenced on May 1, 2002 and expires on May 31, 2004. We provided a security deposit of $29,625.

The equipment acquisition agreement provided for our purchase of certain refrigeration equipment for our products such as freezer rooms and compressors for the purchase price of $72,000. We executed a promissory note in favor of Maximum Quality Foods for $72,000. The promissory note is for a 3 year period and provides for monthly principal payments of $2,000 each. No interest accrues on the promissory note unless it defaults on any payments.

EMPLOYEES

As of July 1, 2002, we had 1 full-time employee.

Item 2.     Description of Property

We currently lease office space pursuant to a sublease agreement dated May 1, 2002 for property located at 1251 East Linden Avenue, Linden, New Jersey. The space is approximately 18,000 square feet. The present monthly rent is $9,875 per month or $118,500 per year. The sublease commenced May 1, 2002 and expires on May 31, 2004. We believe that this space is sufficient for us at this time.

Item 3.     Legal Proceedings

Except as stated below, the Company is not currently subject to any material legal proceedings.

In January 2001, Mount Rose obtained a judgment against us in the amount of $283,461.79. We negotiated a settlement with Mount Rose to pay such amount out of the proceeds of this offering. Specifically, we agreed to pay Mount Rose 50% of the net amount received by us for the sale of the 5,000,000 shares registered until Mount Rose is paid in full. To date, we have paid Mount Rose the full $283,461.79.

White Rose Foods, et. al. v Silver Star Foods, Inc., Index No. 23156/2000, Supreme Court of New York, County of Kings. In October 2000, the plaintiff obtained a default judgment against us in the amount of $92,368.77. We retained the law firm of Bauman, Katz & Grill, LLP to vacate the default judgment. The default judgment was vacated on November 9, 2001. We negotiated a settlement of this matter for the sum of $63,000. To date, we have paid $25,000 and owe $38.000.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

On July 12, 2002, there were 47 shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock does not exceed 500. Our common stock is available for trading through electronic trading services via the OTC Bulletin Board.

The following table sets forth, for the periods indicated, the range of high and low closing bid prices for our common stock through June 30, 2002 and as available through electronic trading services subsequent to such date. Our common stock started trading on the OTC Electronic Bulletin Board during the first quarter of 2001.

	Common Stock Bid
Fiscal Quarter	High	Low
June 30, 2001	3.125	1.100
September 30, 2001	2.200	0.510
December 31, 2001	2.050	0.350
March 31, 2002	1.900	0.750
June 30, 2002	1.580	0.300

Dividends

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

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

We have contracted with a new food brokerage company and plan to reestablish our sales with in the tri state New York area and surrounding markets. We plan to use the initial funds raised from the offering to re-slot our products into existing customers and expand into new customers. We then plan on acquiring space for the installation of a manufacturing facility. This would enable us to increase our profit margins and participate more fully in "price competitive" marketing which is common in the retail market. We also hope to pursue other distribution channels for our product as a result of our own manufacturing capabilities. Concurrent with the establishment of a facility, we anticipate that both our direct costs and operating costs will increase as we add a full-time workforce, increase insurance coverage and increase marketing efforts. However, there are no assurances that we will be able to increase revenue, increase our gross profit or attain and sustain profitability as a result of these expenditures.

Our wholly owned subsidiary, Silver Star Media Group, Inc., recently entered into an agreement with several parties including G.O.A.T., Inc. The agreement provides for Silver Star Media to become a co-publisher of the "Muhammad Ali Collectible Magazine." The agreement required a non-refundable payment of $300,000 which was made in early January 2002. The first publication run of the magazine is scheduled to be completed in May and the magazine should become available through several channels of distribution shortly thereafter.

Our independent accountants have issued a going concern opinion in their report as of March 31, 2002, citing our recurring operating losses for the years ending March 31, 2002 and 2001 of $287,422 and $264,013 respectively. These losses raise substantial doubts about our ability to continue as a going concern. Our plans with respect to these issues include and are primarily based upon the registered offering.

RESULTS OF OPERATIONS FOR THE YEAR ENDING MARCH 31, 2002 AS COMPARED TO MARCH 31, 2001.

We had net sales of $3,890 for the year ending March 31, 2002 as compared to $282,747 for the year ending March 31, 2001, a decrease of $278,857 (98%). The decrease is attributable to our decision to reduce the amount of promotional activity during this time due to the amount of time and effort required in connection with our ongoing efforts to complete our registered offering, and our lack of operating capital.

Costs of sales decreased during the year ending March 31, 2002 to $1745 from $245,090 for the year ending March 31, 2001, a decrease of $243,345 (99%). The decrease corresponds to our decrease in sales for the comparative periods. As a percentage of net sales, costs of sales were approximately 45% and 87% for the years ending March 31, 2002 and 2001 respectively.

Operating expenses increased to $275,920 from $258,603 for the year ending March 31, 2002 as compared to 2001, an increase of $17,317 (7%).

Amortization expense for the comparative periods was $13,677 in each of the years ending March 31, 2002 and 2001 in relation to the trade name.

We had a net loss for the year ending March 31, 2002 of $287,442 as compared to a net loss of $234,613 for the year ending March 31, 2001, an increase of $52,829 (23%).

YEARS ENDING MARCH 31, 2001 AS COMPARED TO DECEMBER 31, 2000

We had net sales of $282,747 for the year ending March 31, 2001 as compared to $658,775 for the year ending March 31, 2000, a decrease of $376,028 (57%). The decrease is attributable to our lack of working capital. Additionally, the Company was unable to participate in many store promotions due to the temporary loss of its food broker during the year ending March 31, 2000

Costs of sales decreased $271,844 or 53% to $245,090 for the year ending March 31, 2001 from $516,934 for the year ending March 31, 2000. As a percentage of net sales, cost of sales increased to 87% for the year ending March 31, 2001 from 79% for the year ending March 31, 2000. These increases are attributed to product price increases to the Company during the year ending March 31, 2001.

Operating expenses were $258,603 for the year ending March 31, 2001 as compared to $426,915 for the year ending March 31, 2000, a decrease of $168,312. Amortization expense was approximately $13,667 for each of the years ending March 31, 2001 and , 2000, respectively.

State Securities Violations

Our issuances of common stock pursuant to our registered offering, might be considered to violate certain state securities laws since we have not undertaken to register the securities in the states that we have sold the securities. This would allow holders of the securities the right to rescind and demand the return of their purchase price for the securities.

Holders of these securities may be able to make a claim to rescind the sale or issuance of these securities to them and demand a return of the purchase price paid for these shares. We are not aware of any pending claims of rescission against us. Nevertheless, it is possible that a claim could be made by one or more of the holders of our securities under state law since the statute of limitations for violating state securities laws varies from state to state. If a state court were to hold that we violated state securities laws, we could be forced to rescind the sales of our securities, requiring significant monetary payments to the claiming owners equaling approximately $16,280 as of March 31, 2001 and $34,150 as of March 31, 2002. These claims, if successful, could exceed our cash reserves and require us to borrow funds and would materially and negatively affect our results of operations and financial condition.

Item 7.     Financial Statements

Our financial statements, together with the report of auditors, are included in this report after the signature pages.

Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Our accountant is Zeller Weiss & Kahn, LLP of Mountainside, New Jersey. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons:   Compliance With Section 16(a) of the Exchange Act

Our directors and officers, as of March 31, 2002, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Director/Position

Michael Trotta	37	President/CEO/CFO/ Secretary/Director
Vincent Trotta	74	Director
Barry Sherman	57	Director
Dennis Lore	52	Director

MICHAEL TROTTA has served as our Chairman, Chief Executive Officer, President, Chief Financial Officer, Secretary and Director since our formation in 1995. Prior to founding us, Mr. Trotta served as Vice-President--Manufacturing of Little Italy Frozen Foods, Inc. from 1993 to 1994. Mr. Trotta worked for SSRM from 1987 to 1992 in various positions including Plant Manager and Vice President. Initially, Mr. Trotta was employed in the Shipping and Receiving department. Shortly thereafter, Mr. Trotta was named Plant Manager where he supervised over 30 employees and was responsible for all the plant's daily operations. Mr. Trotta was Vice-President of SSRM when it filed bankruptcy and was subsequently liquidated in 1992. In December 1996, Mr. Trotta filed for personal bankruptcy, primarily as a result of debts incurred personally in connection with SSRM. Mr. Trotta emerged from bankruptcy protection in March 1997. Mr. Trotta is Vincent Trotta's son.

VINCENT TROTTA has served as our director since September 1998. He has been involved in the food business since 1949 when he became SSRM's production manager. Mr. Trotta has also served as SSRM's Plant Manager and President. He retired from SSRM in 1979. Mr. Trotta is the father of Michael Trotta.

BARRY SHERMAN has served as our director since September 1998. Mr. Sherman has been involved in the retail sales and brokerage business for nearly fifty years. For 32 years, Mr. Sherman was employed by Waldbaum's, where he served as Vice President of Merchandising for 15 years. Mr. Sherman is currently Vice President of Red Apple Supermarkets. He commenced employment with Red Apple Supermarkets in July, 1997. From 1993 until his employment with Red Apple Supermarkets, he was a principal of RDI/Enterprise Marketing, which was involved in the food brokerage industry.

DENNIS LORE has served as our director since September 1998. Presently, Mr. Lore is the owner and operator of Pineview Development Company, a developer of real estate in Upstate New York. Mr. Lore was the principal owner of RDO Brokerage from 1987 to 1993. RDO Brokerage specializes in frozen food sales and marketing in the New York metropolitan area. From 1985 to 1987, he was a partner in Norlen Futuran Brokerage Co., specializing in dairy and fast food accounts in the New York metropolitan area. Prior to such time, he worked for M.W. Houck food brokers in such capacities as Director of Sales and Marketing, Liaison between manufacturers, brokers and customers and account manager.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past 5 years.

Certain Legal Proceedings

No of our directors, nominees for director, or executive officers has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act

To date, we are required to file a Form 5 for the fiscal year ending March 31, 2002 which has not yet been undertaken.

Item 10.     Executive Compensation

The following information relates to compensation received by our Chief Executive Officer in fiscal year ending March 31, 2002, to executive officers who were serving as of fiscal year ending March 31, 2002, whose salary and bonus during fiscal year ending March 31, 2002 exceeded $100,000. In 2001, no officer received compensation in excess of $100,000.

Summary Compensation Table

Annual Compensation Name and Principal Position	Year	Salary	Bonus	Restricted Stock Award

None

Employment Agreements. Michael Trotta entered into a 3 year employment agreement with us on September 15, 1998. Mr. Trotta's compensation under the agreement is $104,000 during the initial annual term with increases in the succeeding 2 years of the term equal to the greater of 10% from the previous year's salary or the cost of living adjustment recognized in the area where Mr. Trotta resides. Mr. Trotta is also entitled to reimbursement of substantiated expenses, a monthly car expense equal to $750 per month and options to acquire 100,000 shares of Common Stock at $6.00 per share. Notwithstanding the employment agreement, Mr. Trotta did not take a salary in fiscal year ending March 31, 2001 and 2002.

In February 2002, our subsidiary entered into a consulting agreement with John C. Meringolo to assist in the development of the Muhammad Ali Magazine and promote and distribute the magazine.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of July 12, 2002, information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially 5% or more of such stock, (ii) each of our Directors who owns any common stock, and (iii) all of our directors and officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Name of Beneficial Owner/ Identity of Group	Number of Shares of Common Stock Beneficially Owned	% of Beneficial Ownership

Michael Trotta	6,400,000	38.29%

Vincent Trotta	1,000,000	5.98%

All directors and executive officers as a group (2 persons)	7,400,000	44.27%

(1) The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

Item 12.     Certain Relationships and Related Transactions.

We have received loans from (a) Michael Trotta; (2) and Vincent Trotta, Sr., a director and father of Michael Trotta, in the amount of $26,000. The loans are due on demand and are non-interest bearing.

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

PART IV

Item 13.     Exhibits and Reports on Form 8-K

a.	The following documents are filed as part of this report:
1.	Financial statements; see index to financial statement and schedules immediately following the signature pages of this report.
2.	Financial statement schedules; see index to financial statements and schedules immediately following the signature pages of this report.
3.	Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.

3.1.	Certificate of Incorporation, as amended (1)
3.2.	Bylaws, as amended (1)
(1)	Incorporated by reference to the Registrant's Form SB-2, filed on (SEC File No. (333-42311).

(b) Reports on Form 8-K: On January 24, 2002, we filed a Form 8-K under Item 5, Other Events and Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

By:	/s/ Michael Trotta MICHAEL TROTTA President, Chief Executive Officer, Treasurer, Secretary and Director

Dated:     July 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Trotta MICHAEL TROTTA	President, Chief Executive Officer, Treasurer, Secretary and Director	Dated: July 15, 2002

By:	/s/ Vincent Trotta VINCENT TROTTA	Director	Dated: July 15, 2002

By:	BARRY SHERMAN	Director	Dated: July 15, 2002

By:	/s/ Dennis Lore DENNIS LORE	Director	Dated: July 15, 2002

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                    CONTENTS

                                                          Page

Independent auditors' report                               F-1

Consolidated financial statements:

  Balance sheet                                            F-2

  Statement of operations                                  F-3

  Statement of stockholders' equity (deficiency)           F-4

  Statement of cash flows                                  F-5

  Notes to consolidated financial statements            F-6 - F-11

-------------------------------------------------------------------------------
Zeller Weiss& Kahn, LLP
CERTIFIED PUBLIC ACCOUNTANTS
-------------------------------------------------------------------------------
                                                                                                                                                1084 Route 22 West
          Melvin H. Zeller, CPA Stephen E. Rosenthal, CPA Philip E. Hunrath, CPA
         Harold N. Binenstock, CPA Alfred J. Padovano, CPA Peter J. Quigley, CPA

Mountainside, NJ 07092
TEL: 908-789-0011
FAX: 908-789-0027

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Silver Star Foods, Inc. and Subsidiary
Linden, New Jersey

     We have audited the accompanying consolidated balance sheet of Silver Star
Foods, Inc. and Subsidiary as of March 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's Board of Directors. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the
Company, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Star
Foods, Inc. and Subsidiary as of March 31, 2002, and the results of its operations, stockholders' equity (deficiency) and cash flows for the years ended
March 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note
1 to the consolidated financial statements, the Company has incurred continuing losses. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   Zeller Weiss & Kahn, LLP
May 24, 2002
Mountainside, New Jersey

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEET - MARCH 31, 2002

                                     ASSETS

Current assets:
  Cash                                                        $  502,656
  Accounts receivable                                              3,890
  Prepaid expense                                                403,725
  Other current assets
  Loan receivable                                                 40,000
                                                              ----------
    Total current assets                                         950,271
                                                              ----------

Property and equipment, net                                        1,695
                                                              ----------
Other assets:
  Tradename, less accumulated
   amortization of $95,668 and $82,001                           109,332
  Deposits                                                           255
  Stockholder loan                                               156,280
  Investment                                                       5,500
                                                              ----------
    Total other assets                                           271,367

                                                              $1,223,333
                                                              ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bridge loan payable                                         $   50,000
  Notes payable - tradename                                       17,092
  Accounts payable                                               312,422
  Payroll taxes payable                                           78,314
  Loans payable - other                                            1,000
  Accrued expenses                                               263,367
                                                              ----------
    Total current liabilities                                    722,195
                                                              ----------
Commitments and contingencies

Common stock subject to rescission                                34,150
                                                              ----------
Stockholders' equity:
  Preferred stock - $.001 par value
   authorized 1,000,000 shares, none
   issued

  Common stock - $.0001 par value, authorized - 50,000,000
   shares, issued and outstanding - 16,215,084

   and 12,741,584 shares, respectively                             1,624
  Common stock subscriptions                                      25,000
  Paid in capital                                              4,101,473
  Deficit                                                     (2,383,926)
  Less:  Stock subscriptions receivable                       (1,277,183)

    Total stockholders' equity                                   466,988
                                                              ----------
                                                              $1,223,333
                                                              ==========

                 See notes to consolidated financial statements.

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                2002               2001

Net sales                                   $    3,890         $  282,747

Cost of sales                                    1,745            245,090
                                            ----------          ---------

Gross profit                                     2,145             37,657

Operating expenses                             289,587            272,270
                                            ----------          ---------

Net loss                                   ($  287,442)        ($ 234,613)
                                           ===========         ==========

Basic loss per share                       ($      .02)        ($     .03)
                                           ===========         ==========

Weighted average number of shares
 outstanding                                14,357,426          9,132,003
                                            ==========          =========

                 See notes to consolidated financial statements.

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001
                                      Total

                                                                                                                               Common                           Share-
                                                                                                             Retained          Stock            Stock           holders'
                                                                   Common Stock            Paid-in           Earnings      Subscriptions   Subscriptions        Equity
                                                            Shares          Value          Capital          (Deficit)         Unissued       Receivable      (Deficiency)

Balance at March 31, 2000                                3,331,000    $       333    $   333,587    ($1,861,871)    $   625,000

Two for one stock split                                  3,331,000            333           (333)

Issuance of common stock for cash                          339,584             34        348,341

Cash received for common stock subscriptions                                                                             11,280

Debt exchanged for common stock                            100,000             10        624,990                       (625,000)

Issuance of common stock per agreement
 later cancelled                                         1,000,000            100
Void agreement for exchange of
 common stock for account-payable                          (50,000)         (2)       (24,998)
Issuance of common stock for services                    2,090,000            209         69,991
Issuance of common stock to founding shareholder         2,000,000            200        (200)
Issuance of common stock on behalf of selling agent        600,000             60        449,940
Net adjustment for common stock
 subject to rescission rights                                                            (5,000)                       (11,280)
Net loss for the year ended March 31, 2001                                                             (234,613)
                                                        ----------    -----------    -----------    -----------     -----------

Balance at March 31, 2001                               12,741,584          1,277      1,796,318     (2,096,484)              0
                                                        ----------    -----------    -----------    -----------     -----------

Common stock issued for cash                                23,500              2         25,968

Common stock subscriptions receivables                   1,950,000            195      2,197,207

Payments on stock subscriptions receivable
Common stock subject to rescission                                                       (17,870)
Bridge note payable converted to common
 stock subscribed unissued                                                                                               25,000

Common stock issued for services                         1,500,000            150         99,850

Net loss for the year ended March 31, 2002                                                             (287,442)
                                                        ----------    -----------    -----------    -----------     -----------

Balance at March 31, 2002                               16,215,084    $     1,624    $ 4,101,473    ($2,383,926)    $    25,000
                                                        ==========    ===========    ===========    ===========     ===========

Balance at March 31, 2000                                             ($  902,951)

Two for one stock split                                                         0

Issuance of common stock for cash                         (149,500)       198,875

Cash received for common stock subscriptions                               11,280

Debt exchanged for common stock                                                 0

Issuance of common stock per agreement                        (100)             0
 later cancelled

Void agreement for exchange of
 common stock for account-payable                                         (25,000)

Issuance of common stock for services                                      70,200
Issuance of common stock to founding shareholder
Issuance of common stock on behalf of selling agent       (450,000)             0
Net adjustment for common stock
 subject to rescission rights                                             (16,280)
Net loss for the year ended March 31, 2001                               (234,613)
                                                       -----------     ----------

Balance at March 31, 2001                                 (599,600)      (898,489)
                                                       -----------     ----------

Common stock issued for cash                                  (100)        25,870

Common stock subscriptions receivables                  (2,197,402)             0

Payments on stock subscriptions receivable               1,519,919      1,519,919

Common stock subject to rescission                                        (17,870)

Bridge note payable converted to common
 stock subscribed unissued                                                 25,000

Common stock issued for services                                          100,000

Net loss for the year ended March 31, 2002                               (287,442)
                                                       -----------     ----------

Balance at March 31, 2002                              ($1,277,183)    $  466,988
                                                       ===========     ==========

                 See notes to consolidated financial statements.

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                           2002               2001
Cash flows from operating activities:

  Net loss                                           ($  287,442)         ($234,613)
                                                        ---------            -------
 Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization and depreciation                         13,822             13,667
     Bad debt                                               9,120
     Stock issued for professional services               100,000             45,200
     Increase (decrease) in cash flows as a
      result of changes in asset and liability
      account balances:
        Accounts receivable                                 4,973              4,092
        Prepaid expense                              (393,725)         (10,000)
        Other current assets                                              (3,420)
        Accounts payable                             (273,499)             82,658
        Accrued expenses                             (36,670)         (38,930)
                                                     (575,979)             93,267
                                                       ---------            -------

        Net cash used in operating activities        (863,421)         (141,346)
                                                       ---------            -------

Cash flows from investing activities:

  Purchase of property and equipment                 (1,850)
  Officer loan receivable                            (114,869)
  Investment                                         (5,500)
  Loans receivable                                   (45,700)
                                                     ------------

        Net cash used in investing activities        (167,919)
                                                     ------------

Cash flows from financing activities:

  Cash overdraft                                                          (2,859)
  Stockholder loan                                                        (52,743)
  Proceeds from issuance of common stock                1,545,789            198,875
  Proceeds from common stock subscriptions                                    11,280
  Loans payable, other                               (25,000)
                                                       ---------            -------

        Net cash provided by financing activities       1,520,789            154,553
                                                        ---------            -------

Net increase in cash                                      489,449             13,207

Cash, beginning of year                                    13,207                  0

Cash, end of year                                      $  502,656           $ 13,207
                                                       ==========           ========

Supplemental schedule of non-cash operating
   and financing transactions:

   Issuance of common stock for services:

      Consulting                                       $  100,000           $ 20,200
                                                       ==========           ========

      Legal expense                                    $        0           $ 25,000
                                                       ==========           ========

   Common stock subscriptions, unissued, in
    exchange for cancellation of bridge loan
    note payable                                       $   25,000
                                                       ==========

                 See notes to consolidated financial statements.

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

1.   Going concern:

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had net operating losses of
     $287,442 and $234,613 at March 31, 2002 and 2001 respectively, as well as a loss in the immediate prior year.

     In March 2001, the Company filed a registration statement with the
     Securities and Exchange Commission in order to register 5,000,000 shares to raise capital of approximately $3,750,000. The Company received approximately $1,600,000 from the issuance of common stock during the year and at March 31, 2002, the Company's working capital and stockholders'
     equity were positive.

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

     In May 2001, the Company formed and incorporated Casa Mia Imports, Inc., a
     100% wholly owned subsidiary of Silver Star Foods, Inc. In December 2001, the subsidiary changed its name to Silver Star Media Group, Inc. (SSMG) and entered into an agreement to co-publish a magazine chronicling the history of the heavyweight boxing championship and featuring Muhammad Ali and other boxing champions. For the right to use Mr. Ali's name and likeness, the
     Company agreed to pay to G.O.A.T., Inc. the sum of $300,000 immediately.
     The magazine's content is subject to approval by G.O.A.T., Inc.

     The Company is to receive 15% of net profits after all costs of producing the magazine have been paid. An additional $200,000 paid to G.O.A.T., Inc.
     $300,000 paid to SSMG and costs incurred by other involved parties as per an agreement dated December 28, 2001 have been satisfied. The magazine is expected to be available at newsstands mid May 2002.

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

3.   Summary of significant accounting policies:

     Principles of consolidation:
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

     Cash:
     The Company places its temporary cash investments with high credit quality financial institutions, which at times may be in excess of the FDIC insurance limit. At March 31, 2002 the Company's cash balance was approximately $412,000 over the FDIC insured limit.

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

     Property and equipment:
     Property and equipment are recorded at cost and are depreciated over their estimated lives. Depreciation is computed on the straight-line method, which for office equipment is five years.

     Long-lived assets:
     The Company reviews property and equipment and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. For the two years ended March 31, 2002 and 2001, the
     Company has made no material adjustments to its long-lived assets.

     Slotting fees:
     The accompanying financial statements reflect slotting fee expenditures as charges to operations when incurred because (i) none of the slotting fees were supported by written agreements and (ii) management was unable to forecast the future economic benefits, if any, of the expenditures primarily due to the Company's limited operating history. Slotting fees charged to operations for the years ended March 31, 2002 and 2001 were $0 and $44,486, respectively.

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

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

3.   Summary of significant accounting policies (continued):

     Earnings per share:
     The loss per share for the years ended March 31, 2002 and 2001 has been calculated based on the weighted average number of common shares outstanding. During the periods presented the Company had no common stock equivalents issued or outstanding. Therefore, basic and diluted earnings per share are the same.

     Recently issued pronouncements:
     Several new pronouncements have been issued by the Financial Accounting
     Standards Board. The Company has reviewed these and feel they do not have a direct material effect in the financial statements for the years ending
     March 31, 2002 and 2001.

     In June 2001, the Financial Accounting Standards Board issued Statement of
     Financial Accounting Standards No. 142 (FAS 142), Goodwill and other
     Intangible Assets. FAS 142 provides guidance on applying generally accepted accounting principles to long-lived assets issues in financial statements.
     The Company will adopt FAS 142 as required in the first fiscal quarter of
     2002 and does not expect that such adoption will have a material effect on its consolidated results of operations and financial position.

     Comprehensive income:
     There were no items of other comprehensive income for the years ended March
     31, 2002 and 2001, and thus, net income is equal to comprehensive income for each of those years.

     Use of Estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
     Accordingly, actual results could differ from those estimates.

4.   Accounts receivable:

     Accounts receivable consist of trade receivables arising in the ordinary course of business and are presented net of estimated discounts and allowances of $0 and $8,863 as at March 31, 2002 and 2001, respectively.
     Management continually reviews its trade receivable credit risk and has adequately allowed for potential losses.

5.   Prepaid expenses:

     Prepaid expenses at March 31, 2002 consisted of the following:

         Website creation          $ 42,500
         Sales commissions            5,000
         Magazine costs             355,000
         Legal                        1,000
         Corporate taxes                225

                                   $403,725

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

6.   Property and equipment:

     At March 31, 2002, property and equipment consisted of the following:

         Office equipment                         $  1,850
         Less:  accumulated depreciation             155

                                                  $  1,695

7.   Tradename:

     The Company acquired the rights to the "Silver Star" tradename from a related party of the principal stockholder pursuant to an agreement which was formalized in July 1997 at a cost of $205,000. The tradename is being amortized on a straight-line basis over a fifteen year period. Amortization expense was $13,667 for each of the years ending March 31, 2002 and 2001.

8.   Investment:

     The Company has an investment in a start-up business which will provide information via the internet on entertainment and dining in the Miami,
     Florida area.

9.   Income taxes:

     At March 31, 2002, the Company has a net operating loss carryforward amounting to approximately $2,346,000 available to reduce future taxable income which expire in the years 2010 through 2017, which upon recognition may result in future tax benefits of approximately $797,640. At March 31,
     2002 management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, the asset of approximately
     $797,640 has been fully offset by a valuation allowance equal to the tax benefit.

10.  Commitments and contingencies:

     The Company has entered into a manufacturing agreement for the procurement of product. The agreement calls for price adjustments semiannually based on cost increases if any, relating to raw materials.

     At March 31, 2002, the Company had an outstanding judgment against it in the amount of $284,352 from one of its accounts payable vendors. The balance due on the judgment at March 31, 2002 was $47,844. The judgment was satisfied in full in May, 2002.

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

11.  Contracts and agreements:

     On January 18, 2002, the Company's subsidiary entered into an agreement with Norvia Group, Inc. for financial and business services for a twelve month period. As compensation for their consulting services, Norvia Group,
     Inc. is to receive 4% of the net proceeds from the Muhammad Ali collectible
     Magazine (the Magazine) after the Company recoups its initial $300,000 investment. The consultant is not entitled to any compensation if the
     Company does not recoup the investment amount.

     On February 10, 2002, the Company's subsidiary entered into an agreement with Motorcar Holdings (Consultant) to assist in the development of the editorial and graphic design, internet order sales and warehousing of the magazine. As compensation for these services Consultant is to receive
     $100,000 plus 4% of the net proceeds of the magazine and 15% of all internet, merchant account and checks payable to magazine sales. Consultant is to be compensated after the Company recoups its initial investment in full. If the Company does not, Consultant is not entitled to any compensation.

     On February 20, 2002, the Company's subsidiary entered into an agreement with John C. Meringolo (Consultant) to assist in the development of the magazine and to promote and distinguish the product. As compensation for these services Consultant will receive 2,000,000 shares of the Company's stock, a $50,000 fee, $50,000 in expenses and a $100,000 bonus. All the monies are to be paid after the Company recoups its $300,000 investment. If this does not occur, Consultant is not entitled to any of the monetary consideration.

     Effective March 1, 2002, the Company entered into an agreement with Zmark
     Sales and Marketing to act as broker for Silver Star products in retail frozen packaging to the supermarket trade in the tri-state or New York metropolitan area. During the initial six month period, Zmark is to receive a flat rate commission of $2,500 per month and a commission rate based on a percentage of sales thereafter.

12.  Bridge loan payable:

     The Company has outstanding bridge loans payable in the amount of $50,000 and $75,000 at March 31, 2002 and 2001. The notes are payable on demand and are non-interest bearing.

13.  Common stock subject to rescission:

     The Company has reclassified $34,150 of common stock and common stock subscribed, unissued from stockholders' equity to common stock subject to rescission rights in order to disclose potential liability related to the stock.

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

14.  Stock option plan:

     The Company has an incentive stock option plan covering all existing employees. As of March 31, 2002 no options have been granted.

15.  Related party transactions:

     The Company leases office space from its principal shareholder on a month to month basis at a cost of $1,000 per month.

     The Company has received and advanced funds from a principal shareholder.
     There is no designation as to when these funds will be repaid.

     Loans payable in the amount of $18,092 are due to a relative of the
     Company's principal shareholder. The loans are due on demand and are non-interest bearing.

16.  Subsequent events:

     The Company entered into a sub-lease agreement for office and warehouse/manufacturing space located in Linden, New Jersey at the monthly rental amount of $9,875 plus applicable real estate taxes. The Company paid a rental security deposit of $29,625 and moved into the facility on May 1,
     2002. The sub-lease expires on June 1, 2004 with an option, subject to landlord approval, extending the lease through October 31, 2009.

     The Company also entered into an agreement to purchase the prefabricated freezers located at the leased premises at the price of $72,000, to be paid over three years at $2,000 per month.

     On April 17, 2002, the Company's subsidiary entered into an agreement with
     Digital Nation to act as the printer for the Muhammad Ali collectible magazine.

