Form 10QSB
period 2002-06-30
SILVER STAR FOODS INC /NY/
filed 2002-08-19
CIK 1046862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-25673

SILVER STAR FOODS, INC.
(Exact name of small business issuer as specified in its charter)

New York	11-3265942
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1251 East Linden Avenue Linden, New Jersey     07036
(Address of Principal Executive Offices)

(908) 587-2900
(Issuer's telephone number)

7520 Avenue V
Brooklyn, New York 11234
(Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2002

Common stock, $0.0001 par value	16,715,084

SILVER STAR FOODS, INC.
CONDENSED FINANCIAL STATEMENTS

INDEX

Page
Part I-- FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Balance Sheet as of June 30, 2002	F-1
Statement of operations for the three months ended June 30, 2002 and 2001	F-2
Statement of Cash Flows for the three months ended June 30, 2002 and 2001	F-3
Notes to Financial Statements	F-4 to F-7
Item 2. Management's Discussion and Analysis of Financial Condition	4-7
Part II-- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signature

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

        The following condensed consolidated financial statements have been prepared by Silver Star Foods, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the condensed consolidated financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth therein. Operating results for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

        These condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Form 10-KSB for the year ended March 31, 2002.

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

               CONDENSED CONSOLIDATED BALANCE SHEET- JUNE 30, 2002
                                   (Unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                  $  634,593
  Accounts receivable, net of allowance for
   discounts of $652                                             50,966
  Inventory                                                     587,181
  Prepaid expenses                                               53,754
  Other assets                                                   40,708
                                                             ----------

    Total current assets                                      1,367,202
                                                             ----------

Property and equipment, net                                      95,967
                                                             ----------

Other assets:
  Tradename, net of accumulated
   amortization of $109,334                                      95,666
  Investment                                                      5,500
  Security deposits                                              29,625
  Stockholder loan                                              183,113
                                                             ----------

    Total other assets                                          313,904
                                                             ----------

                                                             $1,777,073
                                                             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                          $   24,000
  Bridge loan payable                                            50,000
  Note payable - tradename                                       13,092
  Accounts payable                                              564,391
  Payroll taxes payable                                          78,314
  Accrued expenses                                              281,975
                                                             ----------

    Total current liabilities                                 1,011,772
                                                             ----------

Long-term debt, net of current portion                           44,000
                                                             ----------

Common stock subject to rescission rights                        34,150
                                                             ----------

Stockholders' equity:
  Preferred stock - $.001 par value authorized 1,000,000
   shares, no shares issued and outstanding
  Common stock - $.0001 par value, authorized - 50,000,000
   shares, issued and outstanding 16,715,084 shares               2,124
  Common stock subscribed, unissued                              31,700
  Less: subscriptions receivable                            (879,511)
  Additional paid in capital                                  4,101,473
  Deficit                                                   (2,568,635)
                                                             ----------

    Total stockholders' equity                                  687,151
                                                             ----------

                                                             $1,777,073
                                                             ==========

            See notes to condensed consolidated financial statements.

                                       F-1

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                      Three months ended
                                                            June 30
                                                   2002             2001
                                                   ----             ----

Net sales                                      $    74,650

Cost of sales                                       52,704
                                                ----------

Gross profit                                        21,946

Selling, general and
 administrative expenses                           206,523       $    67,890
                                                ----------        ----------

Loss from operations                              (184,577)          (67,890)

Interest expense, net                                  132
                                                ----------        ----------

Net loss                                         ($184,709)         ($67,890)
                                                ==========        ==========

Earnings per share information:
 Loss per share, basic and fully diluted            ($0.01)            (0.01)
                                                ==========        ==========

Weighted average number
 of shares outstanding:

  Basic and fully diluted                       16,660,139        12,741,584
                                                ==========        ==========

            See notes to condensed consolidated financial statements.

                                       F-2

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                           2002               2001
                                                           ----               ----
Operating activities:
  Net loss                                              ($184,709)         ($ 67,890)
  Adjustments to reconcile net loss to cash
   used in operating activities:
     Depreciation and amortization                         15,311              3,417
     Common stock issued for services                         500
     Changes in other operating assets and liabilities:
       Accounts receivable                              (47,076)
       Inventory                                        (587,181)
       Prepaid expenses                                   349,971
       Other current assets                             (709)         (4,500)
       Security deposits                                (29,370)
       Accounts payable                                   251,969          (109,108)
       Accrued expenses                                    18,609              1,224
                                                         --------           --------

       Net cash used in operating activities            (212,685)         (176,857)
                                                         --------           --------

Investing activities:
  Purchase of property and equipment                    (23,916)
  Investment                                            (3,500)
  Stockholder loan                                      (26,834)         (8,700)
                                                         --------           --------

       Net cash used in investing activities            (50,750)         (12,200)
                                                         --------           --------

Financing activities:
  Proceeds from common stock subscriptions                  6,700            225,450
  Proceeds from stock subscriptions receivable            397,672             24,500
  Payment of long term debt                             (4,000)
  Payment of loans                                      (5,000)
                                                         --------           --------

       Net cash provided by financing activities          395,372            249,950
                                                         --------           --------

Net increase in cash and cash equivalents                 131,937             60,893

Cash and cash equivalents, beginning of period            502,656             13,207
                                                         --------           --------

Cash and cash equivalents, end of period                 $634,593           $ 74,100
                                                         ========           ========

Supplemental disclosures:
  Cash paid for interest                                 $    840
                                                         ========
  Non-cash investing and financing activities:
   Equipment purchased through financing                 $ 72,000
                                                         ========
   Common stock issued for services                      $    500
                                                         ========

            See notes to condensed consolidated financial statements.

                                       F-3

SILVER STAR FOODS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

1.      Going concern:

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had net operating losses of $159,209 and $67,890 at June 30, 2002 and 2001 respectively, as well as a loss in the immediate prior year.

         In March 2001, the Company filed a registration statement with the Securities and Exchange Commission in order to register 5,000,000 shares to raise capital of approximately $3,750,000. The Company received approximately $1,600,000 from the issuance of common stock during the year ended March 31, 2002 and $398,000 during the three months ended June 30, 2002. As a result the Company's working capital and stockholders' equity were positive.

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

2.      Description of business:

         Silver Star Foods, Inc. and Subsidiary (The Company) is a distributor of frozen pasta food products which it markets under the "Silver Star" name. The Company acquires its prepared pre-packaged products from two local manufacturers.

         In May 2001, the Company formed and incorporated Casa Mia Imports, Inc., a 100% wholly owned subsidiary of Silver Star Foods, Inc. In December 2001, the subsidiary changed its name to Silver Star Media Group, Inc.

         The Company's subsidiary, Silver Star Media Group, Inc. is engaged in the business of magazine production and distribution.

3.      Summary of significant accounting policies:

         Principles of consolidation:

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

         Cash:

         The Company places its temporary cash investments with high credit quality financial institutions, which at times may be in excess of the FDIC insurance limit. At June 30, 2002 the Company had $34,593 in excess of the FDIC insurance limit.

SILVER STAR FOODS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

4.      Accounts receivable:

         Accounts receivable consist of trade receivables arising in the ordinary course of business and are presented net of estimated discounts and allowances of $652.

5.      Prepaid expenses:

         Prepaid expenses at June 30, 2002 consisted of the following:

Website creation	$42,500
Sales commissions	2,500
Legal	1,000
Corporate taxes	418
Interest	7,336
$53,754

6.      Inventory:

         Inventories at June 30, 2002 consist of:

Finished goods	$580,961
Packaging	6,220
$587,181

7.      Property and equipment:

         At June 30, 2002, property and equipment consisted of the following:

Office equipment	$7,800
Machinery and equipment	80,313
Leasehold improvements	9,653
97,766
Less: accumulated depreciation	1,799
$95,967

         Depreciation expense for the three months ended June 30, 2002 amounted to $1,645.

8.      Tradename:

         The Company acquired the rights to the "Silver Star" tradename from a related party of the principal stockholder pursuant to an agreement which was formalized in July 1997 at a cost of $205,000. Amortization was $13,667 for the three months ended June 30, 2002 and 2001. As of June 30, 2002 the balance on the note payable for the tradename is $13,092.

SILVER STAR FOODS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

9.      Security deposits:

         The Company paid a three month rental deposit in the amount of $29,625 upon the leasing of new office and warehouse facilities during the quarter ended June 30, 2002.

10.      Long-term debt:

         The Company financed the purchase of freezers at its warehouse facility through an agreement with the previous tenant. Payments are $2,000 per month for a thirty-six month period with interest imputed at 8%. Future minimum payments for the term of the loan are as follows:

June 30, 2003	$24,000
June 30, 2004	24,000
June 30, 2005	20,000
$68,000

11.      Common stock:

         The Company issued 500,000 shares of common stock in exchange for consulting services during the quarter ended June 30, 2002.

12.      Common stock subscribed, unissued:

         The Company received funds for common stock in the amount of $6,700 representing 6,700 shares. The shares have not been issued as of June 30, 2002.

13.      Subscriptions receivable:

         The Company received $397,673 in payment for common stock subscriptions receivable during the quarter. The remaining subscriptions receivable for common stock shares represent approximately 1,127,792 shares. These shares have been issued as of June 30, 2002.

14.      Related party transactions:

         The Company leased office space from its principal shareholder on a month to month basis for two months at a cost of $1,000 per month.

         The Company has received and advanced funds from a principal shareholder. There is no designation as to when these funds will be repaid.

         Loans payable in the amount of $13,092 are due to a relative of the Company's principal shareholder. The loans are due on demand and are non-interest bearing.

SILVER STAR FOODS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

15.      Operating leases:

         The Company rents office and warehouse facilities on a lease beginning May 1, 2002 and extending through an initial term to June 1, 2004 at a monthly rental rate of $9,875. Rent expense for the quarter was $19,750. Future minimum rental expense through the life of the lease is as follows:

June 30, 2003	$118,500
May 31, 2004	108,625
May 31, 2004	$227,125

16.      Contracts and agreements:

         In May, 2002, the Company entered into an agreement with Results Consulting Corporation (Results), to provide an array of corporate financial services for an initial twenty four month period. In consideration for these services Results received an option to purchase 2,000,000 shares of the Company's common stock at par value, exercisable as follows:

1,100,000	shares at signing May 1, 2002
500,000	shares on or after November 1, 2002
400,000	shares on or after May 1, 2003

         No shares were exercised as of June 30, 2002. On July 19, 2002 Results exercised its option and purchased 500,000 shares.

         The Company's subsidiary entered into an agreement in June 2002, with a public relations firm to provide services for a four month period in connection with the Company's magazine publication. Payment terms required a $6,000 deposit with three $6,000 payments due monthly.

17.      Subsequent events:

         In July 2002, the Company entered into an agreement to purchase manufacturing equipment in connection with its frozen food business for $300,000. Payment terms are $30,000 per month for the period July to November 2002, with the remaining $150,000 to be financed over a four year term.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

Silver Star Foods, Inc. is a manufacturer and wholesaler of stuffed and other frozen pasta products, which we market under the “Silver Star” trade name. We commenced operations in May, 1995. A substantial portion of our sales to supermarkets is made during promotions or “specials” (i.e. Buy-one-get-one, ½ price, etc.) during which we advertise in the chain’s store circular. Our food brokers typically book these specials six to eight weeks in advance of the scheduled sale. We can typically expect to generate greater volume from the supermarkets in periods in which they are participating in the store circulars.

During our fiscal fourth and first quarters respectfully, ending June 30, 2002, we decided to reduce the amount of promotional activity due to our first construction phase of our new location. This construction phase will permit the installation of the newly ordered “Flash Freezing” freezer. This will enable the consumer to receive a superior product that is unlike the competition. This “Flash Freeze” method will freeze the product within approximately 45 minutes from the time it is produced. The amount of time and effort that is required in connection with our ongoing efforts to complete the construction phases will be directly affected by contractors and equipment suppliers meeting their respective deadlines as was outlined in agreements and contracts that were placed at the time of order. This, has directly affected our current result in a decline in net sales.

We are not presently manufacturing products from our new facility, but expect to be producing in our fiscal third quarter of 2002. Management firmly believes that manufacturing its own products will enable us to increase our profit margins and participate more fully in “price competitive” marketing which is common in the retail market. We also hope to pursue other distribution channels for our product as a result of our own manufacturing capabilities. Concurrent with the establishment of the facility, we anticipate that both our direct costs and operating costs will increase as we add a full-time workforce, increase insurance coverage and increase marketing efforts. However, there are no assurances that we will be able to increase revenue, increase our gross profit or attain and sustain profitability as a result of these expenditures.

Our independent accountants have issued a going concern opinion in their report as of June 30, 2002, citing our recurring net operating losses of $184,709 and $67,890 for the quarters ending June 30, 2002 and 2001, respectively. Those conditions raise substantial doubts about our ability to continue as a going concern. As a result of the accountant’s opinion, management has started venturing into other businesses that will assist us in our ability to generate sales. We recently entered the publishing business, and in our first venture co-published the “Ali ” Collectors Publication which is a 128 page book that is the only authorized of its kind by Muhammad Ali. Our decision to create a subsidiary company was based upon the need to create other niche areas whereby we can generate sales.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING
JUNE 30, 2002 AS COMPARED TO JUNE 30, 2001.

We had net sales of $74,650 for the three months ending June 30, 2002 as compared to $0.00 for the three months ending June 30, 2001, an increase of $74,650 (100%). The increase is attributable to our ability to supply products on a limited basis to select distributors of the product. This decision to limit the amount of both the production and promotional activity during this time was due to our decision to begin construction phases which will permit us to produce a full line of products. The amount of time and effort required in connection with our ongoing efforts will effect our net sales, but in order for us to compete in the market the development of the new facility will give us the edge that we will need to increase our net sales.

Costs of sales increased during the three months ending June 30, 2002 to $52,704 from $0.00 for the three months ending June 30, 2001, an increase of $52,704 (100%). The increase corresponds to our increase in sales for the comparative periods. As a percentage of net sales, cost of sales were approximately 70% and 0% for the three months ending June 30, 2002.

Operating expenses increased to $206,523 for the three months ending June 30, 2002 as compared to $67,890 an increase of $138,633, which can be attributed to our ability to enter the market place in a more aggressive fashion. The increase in operating expenses are direct results of our construction phase, equipment purchases and consulting fees paid to respective vendors. Approximately $6,000 of such decrease is attributable to less expenditures for slotting fees for shelf space for our products. Amortization expense for the comparative periods was $13,667 in each of the three months ending June 30, 2002 and 2001 in relation to the trade name.

The Company had a net loss for three months ending June 30, 2002 of $184,709, as compared to a net loss of $67,890 for the three months ending June 30, 2001, an increase of $116,819.

THREE MONTHS ENDING JUNE 30, 2001 AS COMPARED TO JUNE 30, 2000

We had net sales of $0.00 for the three months ending June 30, 2001 as compared to $166,408, for the three months ending June 30, 2000, a decrease of $166,408 (100%). The decrease is attributable to our lack of working capital. Additionally, we were unable to participate in many store promotions due to the temporary loss of our food broker during the fiscal three months ending June 30, 2001. Costs of sales decreased $110,740 or 100% to $0 for the three months ending June 30, 2001 from $110,740, for three months ending June 30, 2000. As a percentage of net sales, cost of sales decreased for three months ending June 30, 2001 from 67% for the three months ending June 30, 2000. These decreases are attributed to our decision to establish a new and state of the art facility to be able to give us and the competitive edge we need in the frozen food market.

Operating expenses were $67,890 for three months ending June 30, 2001 as compared to $84,080 for three months ending June 30, 2000, a decrease of $16,190. Amortization expense was approximately $13,667 for each of the three months ending June 30, 2001 and three months ending June 30, 2000, respectively.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	Except as stated below, we are not currently subject to any material legal proceedings.

In January 2001, Mount Rose obtained a judgment against us in the amount of $283,461.79. We negotiated a settlement with Mount Rose to pay such amount out of the proceeds of our registered offering. Specifically, we agreed to pay Mount Rose 50% of the net amount received by us for the sale of the 5,000,000 shares in our registered offering until Mount Rose is paid in full. As of June 30, 2002, we have paid Mount Rose in full.

White Rose Foods, et. al. v Silver Star Foods, Inc., Index No. 23156/2000, Supreme Court of New York, County of Kings. In October 2000, the plaintiff obtained a default judgment against us in the amount of $92,368.77. We retained the law firm of Bauman, Katz & Grill, LLP to vacate the default judgment. The default judgment was vacated on November 9, 2001. Subsequent to such time, we settled this matter for the sum of $65,000, of which $25,000 has been paid to date.

Item 2.	Changes in Securities.	Not Applicable

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.	None

	(a) Exhibits required by Item 601 of Regulation S-B.	None

	(b) Reports of Form 8-K.	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 19, 2002.

SILVER STAR FOODS, INC.

Date: August 19, 2002	By: /s/ Michael Trotta Michael Trotta Chief Executive Officer, President and Secretary