Form 10QSB
period 2002-09-30
SILVER STAR FOODS INC /NY/
filed 2002-11-14
CIK 1046862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes   X   No

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2002

Common stock, $0.0001 par value	17,219,084

SILVER STAR FOODS, INC.
CONDENSED FINANCIAL STATEMENTS

INDEX

Page
Part I-- FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Balance Sheet as of September 30, 2002	F-1
Statement of operations for the six and three months ended September 30, 2002 and 2001	F-2
Statement of Cash Flows for the six months ended September 30, 2002 and 2001	F-3
Notes to Financial Statements	F-4 to F-7
Item 2. Management's Discussion and Analysis of Financial Condition	8
Part II-- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signature

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

        The following condensed consolidated financial statements have been prepared by Silver Star Foods, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the condensed consolidated financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth therein. Operating results for the six month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

        These condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Form 10-KSB for the year ended March 31, 2002.

SILVER STAR FOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET- SEPTEMBER 30, 2002
(Unaudited)

ASSETS

Current Assets:
Cash and equivalents	$348,174
Accounts receivable, net of allowance of $10,436	52,615
Inventory	654,709
Prepaid expenses	1,418
Other assets	41,309
Total current assets	1,098,225
Property and equipment, net	132,499
Other assets:
Intangible assets, net of accumulated amortization of $106,043	141,457
Investment	5,500
Security deposits	59,625
Stockholder loan	220,514
Total other assets	427,096
$1,657,820
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$20,264
Bridge loan payable	50,000
Note payable - tradename	13,092
Accounts payable	91,795
Payroll taxes payable	76,417
Accrued expenses	11,440
Publication costs payable	325,000
Total current liabilities	588,008
Long-term debt net of current portion	35,581
Other long-term debt	391,568
427,149
Common stock subject to rescission rights	34,150
Stockholders' equity:
Preferred stock - $.001 par value authorized 1,000,000 shares, no shares issued and outstanding
Common stock - $.0001 par value, authorized - 50,000,000 shares, 17,219,084 sharers issued and outstanding	1,722
Common stock subscribed, unissued	6,700
Less: subscriptions receivable	(879,560)
Additional paid in capital	4,151,925
Deficit	(2,672,274)
Total stockholders' equity	608,513
$1,657,820

See notes to condensed consolidated financial statements.

SILVER STAR FOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Six Months ended September 30,			Three Months ended September 30,
	2002	2001		2002	2001
Net sales	$93,192	$		$18,542	$
Cost of sales	68,211			15,507
Gross profit	24,981			3,035
Selling, general and administrative expenses	312,042		142,715	123,437		74,825
Loss from operations	(287,061)		(142,715)	(120,402)		(74,825)
Interest expense, net	1,287			1,155
Net loss	($288,348)		($142,715)	($121,557)		($74,825)
Earnings per share information:
Loss per share, basic and diluted	($0.02)		($0.01)	($0.01)		($0.01)
Weighted average number of shares outstanding:
Basic and fully diluted	16,891,565		12,741,584	17,120,475		12,741,584

See notes to condensed consolidated financial statements.

SILVER STAR FOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	2002	2001

Operating Activities:
Net loss	($288,348)	($142,715)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	15,626	6,833
Common stock issued for services	25,500
Bad debt	9,648
Changes in other operating assets and liabilities:
Accounts receivable	(58,373)
Inventory	(654,709)
Prepaid expenses	359,807
Other current assets	(1,309)	(4,500)
Security deposits	(59,370)
Accounts payable	(82,633)	(87,560)
Payroll taxes payable	(1,897)
Accrued expenses and publication costs payable	326,647	1,224
Net cash used in operating activities	(409,411)	(226,718)
Investing activities:
Purchase of property and equipment	(136,055)
Investment		(5,500)
Stockholder loan	(64,234)	(10,709)
Net cash used in investing activities	(200,289)	(16,209)
Financing activities:
Proceeds from common stock subscriptions	6,700	24,500
Proceeds from stock subscriptions receivable	397,673	306,430
Equipment financing	63,824
Payment of long term debt	(7,979)
Payment of loans	(5,000)
Net cash provided by financing activities	455,218	330,930
Net increase (decrease) in cash and cash equivalents	(154,482)	88,003
Cash and cash equivalents, beginning of period	502,656	13,207
Cash and cash equivalents, end of period	$348,174	$101,210
Supplemental disclosures:
Cash paid for interest	$2,596
Non-cash investing and financing activities:
Stock issued for services	$25,500

See notes to condensed consolidated financial statements.

=========

SILVER STAR FOODS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

        The following condensed consolidated financial statements have been prepared by Silver Star Foods, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth therein. Operating results for the six month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

        These condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Form 10-KSB for the year ended March 31, 2002.

1.	Continuing operations:

During the current quarter the Company has shown current working capital of $510,217 and an increase in liquidity and equity during the current period.

2.	Description of business:

In September 2002, the Company formed and incorporated Aversa Ravioli and Macaroni Company, Inc., (Aversa), a 100% wholly owned subsidiary of Silver Star Foods, Inc. Aversa was inactive as a business through September 30, 2002.

3.	Accounts receivable:

Accounts receivable consist of trade receivables arising in the ordinary course of business and are presented net of estimated discounts and allowances of $10,436.

4.	Prepaid expenses:

Prepaid expenses at September 30, 2002 consisted of the following:

Legal	$1,000
Corporate taxes	418
$1,418

SILVER STAR FOODS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

5.	Inventory:

Inventories at September 30, 2002 consist of:

Frozen foods	$60,669
Packaging	16,077
Media publication	577,963
$654,709

6.	Property and equipment:

At September 30, 2002, property and equipment consisted of the following:

Office Equipment	$10,510
Furniture and fixtures	4,761
Machinery and equipment	80,313
Leasehold improvements	42,321
137,905
Less: accumulated depreciation	5,406
$132,499

Depreciation expense for the six months ended September 30, 2002 amounted to $5,251.

7.	Intangible assets:

Intangible assets at September 30, 2002 consisted of the following:

Tradename	$205,000
Website	42,500
247,500
Less accumulated amortization	106,043
141,457

8.	Deposits:

The Company made a refundable deposit in the amount of $30,000 to an equipment manufacturing company in July, 2002, to produce equipment for its food production line.

9.	Publication costs payable:

Publication costs payable consists of the costs associated with the printing and distribution of the media publication as well as the costs for editorial, historical background and content of the published work. Payment terms are made by an agreement between all parties involved. Proceeds from the sale of the publication are to be paid first for outstanding publication costs.

SILVER STAR FOODS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

10.	Long-term debt:

The Company financed the purchase of freezers at its warehouse facility through an agreement with the previous tenant. Payments are $2,000 per month for a thirty-six month period with interest imputed at 8%. Future minimum payments for the term of the loan are as follows:

September 30, 2003	$20,264
September 30, 2004	21,947
September 30, 2005	$13,634
$55,845

11.	Other long-term debt:

Other long-term debt consists of accounts payable invoices which are over one year old and are not expected to be paid within the next twelve months.

12.	Common stock:

Pursuant to a consulting agreement the Company issued 500,000 shares of common stock in exchange for consulting services during the quarter ended September 30, 2002. The Company has elected to use the fair value method under FAS-123 to record the expense amount in connection with the services rendered.

13.	Common stock subscribed, unissued:

The Company received funds for common stock in the amount of $6,700 representing 6,700 shares. The shares have not been issued as of September 30, 2002. Previous common stock subscriptions in the amount of 4,000 shares were issued during the quarter.

14.	Related party transactions:

The Company has received and advanced funds from a principal shareholder. There is no designation as to when these funds will be repaid.

15.	Operating leases:

The Company rents office and warehouse facilities on a lease beginning May 1, 2002 and extending through an initial term to June 1, 2004 at a monthly rental rate of $9,875. Rent expense for the quarter was $19,750. Future minimum rental expense through the life of the lease is as follows:

September 30, 2003	$118,500
May 31, 2004	79,000
$197,500

SILVER STAR FOODS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

16.	Contracts and agreements:

During the quarter, the Company entered into an initial one-year agreement with a manufacturer to provide the Company’s food products.

17.	Principal products and segmentation of sales:

The Company’s principal products are frozen foods and media publishing and distribution. The frozen foods consist of several varieties of frozen pasta. The publication is a collector’s edition on Muhammad Ali and other boxing notables.

Financial information relating to the principal industry segments and classes of products are:

	2002	2001

Sales to customers:
Industry A - frozen foods	$44,536
Industry B - publication	48,656
	$93,192
Operating loss:
Industry A - frozen foods	(195,248)	($142,715)
Industry B - publication	(93,100)
	($288,348)	($142,715)
Identifiable assets:
Industry A - frozen foods	$1,017,720
Industry B - publication	640,100
	$1,657,820
Two customers each accounted for more than 10% of total sales for the six months ended September 30, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Silver Star Foods, Inc. ("the Company") is a distributor and wholesaler of stuffed and other frozen pasta products, which it markets under the "Silver Star" trade name. We have no manufacturing facilities of our own but instead have products manufactured by separate, independent manufacturers, to our special recipes. We then sell them through a network of food brokers to retail establishments. We commenced operations in May 1995. A substantial portion of our sales to supermarkets is made during promotions or "specials" (i.e. Buy-one-get-one @1/2price, etc.) during which the Company advertises in the chain's store circular. Our food brokers typically book these specials six to eight weeks in advance of the scheduled sale. We can typically expect to generate greater volume from the supermarkets in periods in which we are participating in the store circulars.

OUr new food broker has assisted in placing Silver Star products back on the shelves of Key Food Stores. Additional retail outlets are currently being negotiated.

On May 1, 2002 we leased warehouse/manufacturing space at 1251 East Linden Avenue, Linden, NJ 07036 for the installation of our own manufacturing facility. Since then we have placed a deposit on the flash freezer for the manufacturing plant in addition to having added forklifts to the list of machinery owned. We have decided on a "Flash Freeze" process, which we believe will deliver a fresher and superior product to the marketplace.

During our second quarter, ending September 30, 2002, we decided to increase the amount of promotional activity during the first phase of construction of our manufacturing plant. This phase will permit the installation of the newly ordered "Flash Freezing" freezer. This will enable the consumer to receive a superior product that is unlike the competition. This "Flash Freeze" method will freeze the product within approximately 45 minutes from the time it is produced. The amount of time and effort that is required in connection with our ongoing efforts to complete the construction phases will be directly affected by contractors and equipment suppliers meeting their respective deadlines as was outlined in agreements and contracts that were placed at the time of order.

We have revised our expectations to be in production in the fiscal third to the fourth quarter of 2002. Management firmly believes that manufacturing its own products will enable us to increase our profit margins and participate more fully in "price competitive" marketing which is common in the retail market. We also plan to pursue other distribution channels for its product as a result of our own manufacturing capabilities.

Although we have recurring net operating losses of $288,348 and $142,715 for the six months ending September 30, 2002 and 2001, respectively, we have returned to a positive working capital and stock holders' equity, and has sufficient cash flow to sustain the business for at least one year. Management has started venturing into other businesses that will assist us in our ability to generate revenues. Through our wholly owned subsidiary Silver Star Media Group, Inc., recently entered the publishing business with our first venture co-publishing the "Muhammad Ali - The Greatest " Collectors Magazine. The magazine, which is 128 pages, is the only authorized magazine of its kind.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDING SEPTEMBER 30, 2002 AS COMPARED TO SEPTEMBER 30, 2001.

We had net sales of $93,192 for the six months ending September 30, 2002 as compared to $0.00 for the six months ending September 30, 2001, an increase of $93,192 (100%). This increase is attributable to our operations of distribution and it subsidiary, Silver Star Media Group, Inc. to supply products, on a limited basis, to select distributors. The amount of time and effort required in connection with our ongoing efforts will affect the net sales, but we believe in order to compete in the market, the development of the new facility will give it the edge that we will need in addition to the creation of subsidiary companies which will further the abilities of our net sales.

Costs of sales increased during the six months ending September 30, 2002 to $68,211 from $0.00 for the six months ending September 30, 2001, an increase of $68,211 (100%). The increase corresponds to our increase in sales for the comparative periods. As a percentage of net sales, costs of sales were approximately 73% and 0% for the six months ending September 30, 2002.

Operating expenses increased to $312,042 for the six months ending September 30, 2002 as compared to $142,715 on September 30, 2001, which is an increase of $169,327. This can be attributed to our ability to enter the market place in a more aggressive fashion. The increases in operating expenses are mainly a result of the Company's consulting fees paid to respective vendors in connection with our subsidiary's publication.

Amortization expense for the comparative periods was $6,959 and $3,417 in each for the six months ending September 30, 2002 and 2001 respectively, in relation to the trade name and website development.

We had a net loss for six months ending September 30, 2002 of $288,348, as compared to a net loss of $142,715 for the six months ending September 30, 2002, an increase of $145,633.

THREE MONTHS ENDING SEPTEMBER 30, 2002 AS COMPARED TO THREE MONTHS ENDING JUNE 30, 2002

We had net sales of $18,542 for the three months ending September 30, 2002 as compared to $74,650, for the three months ending June 30, 2002, a decrease of $56,108. The decrease is attributable to our broker network that we are currently establishing. Additionally, we are now in the process of participating in many store promotions in order to assist in the products return to the market place. Costs of sales were $15,507 or 84% to for the six months ending September 30, 2002 as compared to $52,704, or 71% for three months ending June 30, 2002. As a percentage of net sales, cost of sales increased for three months ending September 30, 2002 from 71% to 84% for the three months ending June 30, 2002. These increases are attributed to our product mix sold during the quarter.

Operating expenses were $123,437 for three months ending September 30, 2002 as compared to $206,523 for three months ending June 30, 2002, a decrease of $83,086. Some of the costs associated with the expenses in the first three months ending June 30, 2002, as compared to last year at this time, were derived directly from Silver Star Media Group, Inc which incurred $43,000 in advertising and promotional expenses, and an additional $80,500 in consulting fees for negotiating the terms and conditions of the publication.

With respect to expenses incurred by us, comparatively from the previous year were from slotting fees, which are normal and customary in this industry and play a significant role in our re-entry back into the supermarket chains. Comparatively to last year we paid $24,000 in fees as of September 30, 2002 as compared $0 in 2001. Additionally, as a result of our move to the new expanded facility we experienced a significant increase in our rent expense base. Comparatively for the six months ending September 30, 2002 we incurred a rental expense of $48,279, as compared to a rental expense of $6,000 for the six months ending September 30, 2001, which is an increase of $42,279.

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

White Rose Foods, et. al. v Silver Star Foods, Inc., Index No. 23156/2000, Supreme Court of New York, County of Kings. In October 2000, the plaintiff obtained a default judgment against us in the amount of $92,368.77. We retained the law firm of Bauman, Katz & Grill, LLP to vacate the default judgment. The default judgment was vacated on November 9, 2001. Subsequent to such time, we settled this matter for the sum of $65,000, of which $42,000 has been paid to date.

Item 2.	Changes in Securities.	Not Applicable

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.	None

	(a) Exhibits required by Item 601 of Regulation S-B.	None

	(b) Reports of Form 8-K.	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 14, 2002.

SILVER STAR FOODS, INC.

Date: November 14, 2002	By: /s/ Michael Trotta Michael Trotta Chief Executive Officer, President and Secretary

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Michael Trotta certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Silver Star Foods, Inc.

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 14, 2002

/s/ Michael Trotta Michael Trotta Chief Executive Officer

CERTIFICATION OF
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Michael Young, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Silver Star Foods, Inc.

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 14, 2002

/s/ Michael Young Michael Young Chief Financial Officer