Form 10QSB
period 2002-12-31
SILVER STAR FOODS INC /NY/
filed 2003-03-11
CIK 1046862

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ----------------------------

                                   FORM 10-QSB

                           ----------------------------

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                         Quarter Ended December 31, 2002

                        Commission File Number 333-42311

                             SILVER STAR FOODS, INC.
             (Exact name of Registrant as specified in its Charter)


      New York                                         11-3265942
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification Number)

1251 East Linden Avenue, Linden, NJ                    07036
(Address of principal executive offices)              (Zip Code)


Same
(Former Address)                                      (Zip Code)

                                 (908) 587-2900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X      No
    ---       ---

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class  Outstanding at December 31, 2002

Common stock, $0.0001 par value                        17,235,084

                                      INDEX


Part I.  Financial information                                           Page 3

         Item 1. Condensed Financial Statements:

                 Balance sheet as of December 31, 2002                      F-1

                 Statement of operations for the nine and three
                  months ended December 31, 2002 and 2001                   F-2

                 Statement of cash flows for the nine months
                  ended December 31, 2002 and 2001                          F-3

                 Notes to condensed financial statements             F-4 to F-8


         Item 2. Management's discussion and analysis of
                 financial condition                                   Page 4-7


Part II. Other information                                               Page 8


         Item   Exhibits and reports on Form 8-K


Signatures

Exhibits

                    SILVER STAR FOODS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2002
                                   (Unaudited)


                                     ASSETS

Current assets:
  Cash and cash equivalents                                      $   157,689
  Accounts receivable, net of allowance of $788                      280,071
  Inventory                                                          455,553
  Prepaid expenses                                                     1,418
  Other assets                                                         8,500
                                                                 -----------
    Total current assets                                             903,231
                                                                 -----------
Property and equipment, net                                          141,508
                                                                 -----------
Other assets:
  Intangible assets, net of accumulated
   amortization of $112,912                                          134,588
  Security deposits                                                   59,625
  Stockholder loan                                                   257,029
                                                                 -----------
                                                                     451,242
                                                                 -----------
                                                                 $ 1,495,981
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                              $    20,672
  Bridge loan payable                                                 50,000
  Note payable - tradename                                            13,092
  Accounts payable                                                   113,175
  Payroll taxes payable                                               76,417
  Accrued expenses                                                     3,585
  Publication costs payable                                          318,425
                                                                 -----------
    Total current liabilities                                        595,366
                                                                 -----------

Long-term debt                                                        30,257
Other long-term debt                                                 219,945
                                                                 -----------
                                                                     250,202
                                                                 -----------

Common stock subject to rescission rights                             34,150
                                                                 -----------

Contingency

Stockholders' equity:
  Preferred stock - $.001 par value
   authorized - 1,000,000 shares,
   no shares issued and outstanding
  Common stock - $.0001 par value,
   authorized - 50,000,000 shares,
   17,235,084 shares issued and outstanding                            1,723
  Common stock subscribed, unissued                                   13,700
  Less: subscriptions receivable                                  (  880,360)
  Additional paid in capital                                       4,127,723
  Deficit                                                         (2,646,523)
                                                                 -----------
                                                                     616,263
                                                                 -----------

                                                                 $ 1,495,981
                                                                 ===========

                  See notes to condensed financial statements.
                                                                            F-1

                    SILVER STAR FOODS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

             NINE AND THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

                                                  Nine Months                       Three Months
                                                Ended December 31,                Ended December 31,
                                          2002              2001                2002              2001
                                          ----              ----                ----              ----

Net sales                             $  342,127                            $  248,935

Cost of sales                            310,560                               242,349
                                     -----------        -----------         ----------       -----------

Gross profit (loss)                       31,567                                 6,586

Selling, general and
 administrative expenses                 455,107            185,756            143,065             43,041
                                     -----------        -----------         ----------       -----------

Loss from operations                 (   423,540)       (   185,756)       (   136,479)       (    43,041)

Cancellation of debt                     164,623                               164,623

Interest expense, net                (     3,680)                          (     2,393)
                                     -----------        -----------         ----------       -----------

Net income (loss)                    ($  262,597)       ($  185,756)        $   25,751       ($    43,041)
                                     ===========        ===========         ==========       ===========

Earnings per share information:
 Income (loss) per share,
  basic and diluted                  ($     0.02)       ($     0.01)        $     0.00       ($     0.00)
                                     ===========        ===========         ==========       ===========

Weighted average number
 of shares outstanding:

 Basic and fully diluted              17,002,648         14,169,466         17,223,606         17,009,709
                                     ===========        ===========         ==========       ===========



                  See notes to condensed financial statements.

                    SILVER STAR FOODS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                  NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

                                                                    2002               2001
                                                                    ----               ----
Operating activities:
  Net loss                                                       ($262,597)         ($185,756)
  Adjustments to reconcile net loss to cash
   used in operating activities:
     Depreciation and amortization                                  24,801             10,312
     Common stock issued for services                                  500
     Forgiveness of debt                                         ( 164,623)
     Changes in other operating assets and liabilities:
       Accounts receivable                                       ( 276,181)
       Inventory                                                 ( 455,553)
       Prepaid expenses                                            359,807              9,427
       Other current assets                                                         (   5,700)
       Security deposits                                         (  59,370)
       Accounts payable                                          (  61,253)         ( 234,410)
       Payroll taxes payable                                     (   1,897)
       Accrued expenses and publication costs payable              346,216          (  21,457)
                                                                 ----------         ----------

       Net cash used in operating activities                     ( 550,150)         ( 427,314)
                                                                 ----------         ----------

Investing activities:
  Purchase of property and equipment                             ( 147,370)         (   1,850)
  Investment                                                                        (   5,500)
  Proceeds from loans receivable                                     3,000
  Stockholder loan                                               ( 100,749)         (  14,109)
                                                                 ----------         ----------

       Net cash used in investing activities                     ( 245,119)         (  21,459)
                                                                 ----------         ----------

Financing activities:
  Proceeds from common stock subscriptions                           6,700            923,726
  Proceeds from stock subscriptions receivable                     397,672
  Equipment financing                                               63,824
  Payment of long term debt                                      (  12,894)
  Payment of loans                                               (   5,000)         (   2,500)
                                                                 ----------         ----------

       Net cash provided by financing activities                   450,302            921,226
                                                                 ----------         ----------

Net increase (decrease) in cash
 and cash equivalents                                            ( 344,967)           472,453

Cash and cash equivalents, beginning of period                     502,656
                                                                 ----------         ----------

Cash and cash equivalents, end of period                          $157,689           $472,453
                                                                  ========           ========
Supplemental disclosures:
  Cash paid for interest                                          $  3,106           $
                                                                  ========           ========
  Non-cash investing and financing activities:
    Stock issued for services                                     $    500           $
                                                                  ========           ========
    Common stock exchanged for bridge loan payable                $                  $ 25,000
                                                                  ========           ========
    Common stock, unissued exchanged for long term debt           $  7,000
                                                                  ========


                  See notes to condensed financial statements.
                                                                            F-3

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)


     The following condensed consolidated financial statements have been prepared by Silver Star Foods, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth therein. Operating results for the nine month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

     These condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Form 10-KSB for the year ended March 31, 2002.

1.   Continuing operations:

     During the current quarter the Company has shown current working capital of $307,866.

2.   Description of business:

     In September 2002, the Company formed and incorporated Aversa Ravioli and Macaroni Company, Inc., (Aversa), a 100% wholly owned subsidiary of Silver Star Foods, Inc. Aversa was inactive as a business through December 31, 2002.

3.   Accounts receivable:

     Accounts receivable consist of trade receivables arising in the ordinary course of business and are presented net of estimated discounts and allowances of $788.

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)


4.   Prepaid expenses:

     Prepaid expenses at December 31, 2002 consisted of the following:

     Legal                                                                              $1,000
     Corporate taxes                                                                       418
                                                                                      --------
                                                                                        $1,418
                                                                                      ========

5.   Inventory:

     Inventories at December 31, 2002 consist of:

     Frozen foods                                                                     $ 33,220
     Packaging                                                                          13,661
     Media publication                                                                 408,672
                                                                                      --------
                                                                                      $455,553
                                                                                      ========
6.   Property and equipment:

     At December 31, 2002, property and equipment consisted of the following:

     Office equipment                                                                $ 13,556
     Furniture and fixtures                                                             4,761
     Machinery and equipment                                                           81,222
     Leasehold improvements                                                            49,681
                                                                                     --------
                                                                                      149,220
     Less: accumulated depreciation                                                  (  7,712)
                                                                                     --------

                                                                                     $141,508
                                                                                     ========

     Depreciation expense for the nine months ended December 31, 2002 amounted to $8,621.

7.   Intangible assets:

     Intangible assets at December 31, 2002 consisted of the following:

     Tradename                                                                      $205,000
     Website                                                                          42,500
                                                                                    --------
                                                                                     247,500
     Less accumulated amortization                                                   112,912
                                                                                    --------

                                                                                    $134,588
                                                                                    ========

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)



8.   Publication costs payable:

     Publication costs payable consists of the costs associated with the printing and distribution of the media publication as well as the costs for editorial, historical background and content of the published work. Payment terms are made by an agreement between all parties involved. Proceeds from the sale of the publication are to be paid first for outstanding publication costs.

9.   Long-term debt:

     The Company financed the purchase of freezers at its warehouse facility through an agreement with the previous tenant. Payments are $2,000 per month for a thirty-six month period with interest imputed at 8%. Future minimum payments for the term of the loan are as follows:

           December 31, 2003                   $20,672
           December 31, 2004                    22,389
           December 31, 2005                     7,868
                                               -------
                                               $50,929
                                               =======

10.  Other long-term debt:

     Other long-term debt consists of accounts payable invoices which are over one year old and are not expected to be paid within the next twelve months.

11.  Common stock subscribed, unissued:

     The Company received funds for common stock in the amount of $6,700 representing 6,700 shares and received an extinguishment of debt in the amount of $7,000 representing 70,000 shares. The shares have not been issued as of December 31, 2002.

12.  Subscriptions receivable:

     The Company sold 16,000 shares of common stock for $.05 per share totalling $800 in December 2002 and did not receive the funds until January 2003. Total subscriptions receivable at December 31, 2002 were $880,360.

13.  Related party transactions:

     The Company has received and advanced funds from a principal shareholder. There is no designation as to when these funds will be repaid.


14.  Operating leases:

     The Company rents office and warehouse facilities on a lease beginning May 1, 2002 and extending through an initial term to June 1, 2004 at a monthly rental rate of $9,875. Rent expense for the nine months ended December 31, 2002 was $78,944. Future minimum rental expense through the life of the lease is as follows:

           December 31, 2003                 $  118,500
           May 31, 2004                          59,250
                                             ----------
                                             $  177,750
                                             ==========

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)


15.  Contracts and agreements:

     On May 2, 2002, the Company entered into an agreement with Results Consulting Corporation (Results) to identify possible business opportunities for Silver Star Foods, Inc, and analyze alternatives for raising capital. In consideration for these services, the Company granted Results an option to purchase 2,000,000 shares of common stock at a price of $.0001 per share. The options may be exercised in the following manner:

     1. 1,1000,000 options may be exercised immediately upon the signing of this Agreement, and

     2.   500,000 options may be exercised on or after November 1, 2002, and

     3.   400,000 options may be exercised on or after May 1, 2003.

     On July 19, 2002, Results exercised 500,000 shares of common stock.

     On December 9, 2002 the Company entered into an agreement with Triumph Global Services, Ltd (an investment banker) to provide financial services, consulting and act as the Company's exclusive advisor in connection with obtaining outside investments.

     The Company agreed to pay Triumph Global Services, Ltd a $15,000 non-refundable retention fee and non-refundable warrants, which may be exercised to purchase up to 500,000 shares of registered common shares in the Company. The warrants have an expiration date of December 9, 2007, at a strike price of $.03 per common share.

     During the year, the Company entered into an initial one-year agreement with a manufacturer to provide the Company's food products.


16.  Principal products and segmentation of sales:

     The Company's principal products are frozen foods and media publishing and distribution. The frozen foods consist of several varieties of frozen pasta. The publication is a collector's edition on Muhammad Ali and other boxing notables.

     Financial information relating to the principal industry segments for the nine months ended December 31, 2002 and 2001 are:


                                                                                       2002               2001
                                                                                       ----               ----
         Sales to customers:
           Industry A - frozen foods                                                $  124,366
           Industry B - publication                                                    217,761
                                                                                   -----------
                                                                                    $  342,127
         Operating loss:
           Industry A - frozen foods                                               ($  313,168)         ($185,756)
           Industry B - publication                                                (   110,372)
                                                                                   -----------          ---------
                                                                                   ($  423,540)         ($185,756)
                                                                                   ===========          =========
         Identifiable assets:
           Industry A - frozen foods                                                $  871,300
           Industry B - publication                                                    624,682
                                                                                   -----------
                                                                                    $1,495,981
                                                                                  ===========

     Two customers each accounted for more than 10% of total sales for the nine months ended December 31, 2002.

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

17.  Earnings per share:

     Primary earnings per share is computed based on the weighted average number of shares actually outstanding plus the shares that would have been outstanding assuming conversion of the common stock purchase warrants which are considered to be common stock equivalents. However, according to FASB 128, effective for financial statements issued and annual periods beginning after December 15, 1997, entities with a loss from continuing operations should not include the exercise of potential shares in the calculation of earnings per share since the increase would result in a lower loss per share. Thus, common stock purchase warrants and stock options are excluded from the calculation of earnings per share.


     Reconciliation of shares used in computation of earnings per share:

                                                  2002               2001
                                                  ----               ----
     Weighted average of shares actually
       outstanding                              17,002,648         14,169,466
                                                ----------         ----------
     Primary and fully diluted weighted
       average common shares outstanding        17,002,648         14,169,466
                                                ==========         ==========

18.  Cancellation of debt:

     During the current quarter, the Company has been relinquished of long term liabilities in the amount of $171,623 for the exchange of 70,000 shares of common stock. These shares had been attributed a value of $7,000. The net result is income of $164,623 being realized in the quarter ended December 31, 2002.

Item 2.     Management's Discussion and Analysis or Plan of Operation

GENERAL

Silver Star Foods, Inc. ("the Company") is a distributor and wholesaler of stuffed and other frozen pasta products, which it markets under the "Silver Star" trade name. We have no manufacturing facilities of our own but instead have products manufactured by separate, independent manufacturers, to our own special recipes. We then sell them through a network of food brokers to retail establishments. The Company commenced operations in May 1995. A substantial portion of the Company's sales to supermarkets is made during promotions (i.e. Buy-one-get-one @ 1/2 price, etc.) during which the Company advertises in the chain's store circular. The Company's food brokers typically book these specials six to eight weeks in advance of the scheduled sale. The Company can typically expect to generate greater volume from the supermarkets in periods in which they are participating in the store circulars.

On May 1, 2002 the Company leased warehouse/manufacturing space at 1251 East Linden Avenue, Linden, NJ 07036, for the installation of the Company's own manufacturing facility.

During the Company's third quarter, ending December 31, 2002, the Company continued to increase the amount of promotional activity, despite the continued phases of construction, of its manufacturing plant. The amount of time and effort that is required in connection with the Company's ongoing efforts to complete the construction phases will be directly affected by contractors and equipment suppliers meeting their respective deadlines, as was outlined in agreements and contracts that were placed at the time of order. Certain manufacturing equipment is currently on order and it is expected to arrive at the Linden plant in the company's fiscal fourth quarter of 2003 or first quarter of 2004. We anticipate our first line of self-produced products to hit the stores in early June of 2003.

The Company's food brokers have assisted in placing Silver Star products back on the shelves of Key Food, Shoprite and River Valley Stores. Additional retail outlets are currently being negotiated.

The Company has revised its expectations for being in production, of its main core business, to the beginning of its fiscal first quarter of 2004. Management firmly believes that manufacturing its own products will enable the Company to increase its profit margins and enable it to participate more fully in "price competitive" marketing which is common in the retail market. The Company also plans to pursue other distribution channels for its product as a result of its own manufacturing capabilities.


The Company's independent accountants have removed the going concern opinion in their report as of September 30, 2002, citing the Company has the ability to continue operations under present conditions. As of December 31, 2002 the company has recurring net operating losses of $262,597 and $185,756 for the nine months ending December 31, 2002 and 2001, respectively.

The company has returned to positive working capital and stockholders' equity, and has sufficient cash flow to sustain the business for at least one year.

Management will continue to search for other businesses that will assist the Company in generating revenues. The Company, through its wholly owned subsidiary Silver Star Media Group, Inc., recently entered the publishing business with its first venture co-publishing the "Muhammad Ali - The Greatest " Collectors Magazine. The Magazine, which is 128 pages, is the only authorized magazine of its kind.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDING DECEMBER 31, 2002 AS COMPARED TO DECEMBER 31, 2001.

The Company had net sales of $342,127 for the nine months ending December 31, 2002 as compared to $0.00 for the nine months ending December 31, 2001, an increase of $342,127(100%). This increase is attributable to the Company's distribution of its pasta products and to its subsidiary, Silver Star Media Group, Inc. in supplying products, on a limited basis, to select magazine distributors. The amount of time and effort required in connection with the Company's ongoing efforts will affect the net sales, but the Company believes in order to compete in the market, the development of the new facility will give it the edge that it will need in addition to the creation of subsidiary companies which will further the abilities of the net sales of the company.

Costs of sales increased during the nine months ending December 31, 2002 to $310,560 from $0.00 for the nine months ending December 31, 2001, an increase of $310,560 (100%). The increase corresponds to the Company's increase in sales for the comparative periods. As a percentage of net sales, costs of sales were approximately 91% and 0% for the nine months ending December 31, 2002, and 2001 respectively. (?)

Operating expenses increased to $455,107 for the nine months ending December 31, 2002 as compared to $185,756 for December 31, 2001, which is an increase of $269,351. The increase can be attributed to the Company's desire to enter the market place in a more aggressive fashion. The increases in operating expenses are mainly a result of the Company's consulting fees paid to respective vendors in connection with the subsidiaries' publication.

Amortization expense for the comparative periods was $10,250 in each for the nine months ending December 31, 2002 and 2001 respectively, in relation to the trade name and website development.

The Company had a net loss for the nine months ending December 31, 2002 of $262,597, as compared to a net loss of $185,756 for the nine months ending December 31, 2002, an increase of $76,841.

THREE MONTHS ENDING DECEMBER 31, 2002 AS COMPARED TO THREE MONTHS ENDING SEPTEMBER 30, 2002

The Company had net sales of $248,935 for the three months ending December 31, 2002 as compared to $18,542, for the three months ending September 30, 2002 an increase of $230,393. The increase is attributable to the Company's new food broker network. The Company plans to continue its expansion through the use of additional brokers. Additionally, the Company is now in the process of participating in many store promotions, to assist in our products return to the market place. Costs of sales were $242,349 or 97% for the three months ending December 31, 2002 as compared to $15,507 or 84% for the three months ending September 30, 2002. As a percentage of net sales, cost of sales increased for the three months ending December 31, 2002 from 84% to 97%,for the three months ending September 30, 2002. These increases are attributed to the Company's product mix sold during the quarter.

Operating expenses were $143,065 for three months ending December 31, 2002 as compared to $123,437 for three months ending September 30, 2002, an increase of $19,628 (16%). Some of the costs associated with the increase can be attributed to the additional deposits for future equipment, in addition to the normal operating expenses of the company in the three months ending December 31, 2002

The Company experienced an increase in expenses, comparatively from the previous year, from slotting fees, which are normal and customary in this industry and play a significant role in our re-entry back into the supermarket chains. Comparatively we paid $24,000 in slotting fees as of September 30, 2002, as compared $0 in 2001. Additionally, as a result of our move to the new expanded facility, the Company experienced a significant increase in our rent expense. Comparatively for the nine months ending December 31, 2002 we incurred a rental expense of $77,904, as compared to a rental expense of $9,000, for the nine months ending December 31, 2001, which is an increase of $68,904.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

     (a)  Exhibits

          99.1 Certification of Chief Executive Officer
          99.2 Certification of Chief Financial Officer

     (b)  Reports of Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant casued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SILVER STAR FOODS, INC.



Date:   March 11, 2003                  /s/  Michael Trotta
                                        --------------------------------
                                        Michael Trotta
                                        Chief Executive Officer, President,
                                        Secretary and Director


--------------------------------------------------------------------------------

                                 CERTIFICATION
                           OF CHIEF EXECUTIVE OFFICER
                   AND CHIEF FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I Michael Trotta certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SILVER STAR FOODS, INC.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 11, 2003
                                        /s/ Michael Trotta
                                        --------------------------
                                        Michael Trotta
                                        Chief Executive Officer, President,
                                        Secretary and Director

--------------------------------------------------------------------------------
CERTIFICATION
                           OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I Michael Young certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SILVER STAR FOODS, INC.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 11, 2003
                                        /s/ Michael Young
                                        --------------------------
                                        Michael Young
                                        Chief Financial Officer