Form 10KSB
period 2003-12-31
TRI STAR HOLDINGS INC
filed 2004-09-15
CIK 1046862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -----------------------------------

                                   FORM 10-KSB

                      -----------------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2003

                         Commission File Number 0-25673

                            TRI STAR HOLDINGS, INC.
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

                                 (908) 587-2900
              (Registrant's telephone number, including area code)


                             SILVER STAR FOODS, INC.
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Yes   [ ]     No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended March 31, 2003: $ 727,681

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 27, 2004, was: $ 102,811 (based on 7,400,000 shares held by affiliates)

Number of shares of the registrant's common stock outstanding as of August 27, 2004 is: 24,535,084

Transfer Agent as of August 27, 2004:  North American Stock Transfer.
                                       147 West Merrick Road
                                       Freeport, New York  11520

                                       PART I

Item 1.     Description of Business

ABOUT US

We have been a distributor of a wide range of pre-packaged frozen pasta products (Ravioli, Tortellini, Cavatelli, Gnocchi and Stuffed Rigatoni) in 11 states in the United States, mainly in the New York metropolitan area since 1995. We recently became a manufacturer of products in particular being Jumbo Round Ravioli and Cavatelli. Our products are sold primarily to supermarket chains and local distributors within these states. We re-established our promotional activities as of January 2003 and starting making presentations to additional customers within the New York metropolitan area. As of January 2003, we have been re-slotted in New York metropolitan area stores, such as Keyfood, and Shoprite. We intend to increase our sales/revenues with an aggressive marketing and public relations plan that will enable us to further establish our company as a major competitor in the pasta market. We believe, although there can be no assurance, that with our newly added manufacturing capacity and with entering into additional agreements with sales representatives, this will enable us to expand our customer base to supermarket chains and small distributors in other regional markets along with large volume customers such as club stores, restaurant chains and customers requiring a private label manufacturer.


In January 2002, our wholly owned subsidiary, Silver Star Media Group, Inc. entered into an agreement with G.O.A.T., Inc., to be an exclusive co-publisher to publish the "Muhammad Ali Collectible Magazine," a publication that will detail the life and accomplishments of the great boxer, Muhammad Ali.

In September 2002, the Company formed and incorporated Aversa Ravioli and Macaroni Company, Inc., (Aversa), a 100% wholly owned subsidiary of Silver Star Foods, Inc. Aversa was inactive as a business through March 31,2003.

HISTORICAL BACKGROUND

The roots of our company began in the 1930's from the grandfather of our company's President, who opened a pasta shop in Brooklyn, New York, under the name Silver Star Ravioli, and paved the way for many of the pasta companies of today. During the next twenty years, and a second generation of family, Silver Star developed the excellent reputation for its hand-made stuffed pasta. In 1992, the company closed its doors and ceased to exist in the market place due to operational difficulties.

In 1995, following in his grandfather's foot steps, and family tradition, Michael Trotta formed Silver Star Foods, Inc., with the objective of providing the same high quality stuffed pasta that his grandfather had previously done. Silver Star Foods, Inc. purchased the trade name Silver Star in July 1997 from the family descendant's that gave way for the tradition to continue in creating the high quality stuffed pasta.

INDUSTRY OVERVIEW

Today, retail pasta products sales in the United States total over $1 billion, as reported by Business Trend Analysts, Inc. (October 2000). "The U.S. Pasta Market, 2000." The report states that the appeal of frozen pasta products to American consumers has increased since the 1980's and that from 1989 to 1999, the category grew an average 8.3% annually, making frozen pasta the fastest-growing segment during that period. Based upon demographical and statistical information obtained through various sources, we believe that the U.S. retail market for frozen pasta is steadily growing and fragmented. We believe that the growth in the frozen pasta category has been aided by several factors including both the growth in popularity of frozen foods and the changing consumer taste preferences to favor distinctive, high quality, and healthy foods. We further believe that consumers are demanding, and are seeking out, more healthful food products as they learn more about the importance of one's diet in a healthy lifestyle. For example, the U.S. Surgeon General has recommended that consumers lower the percentage of calories from fat in their diets at no more than 30% (from the existing 37% average) and the U.S. Department of Agriculture recommends that 60-70% of Americans' daily caloric intake come from complex carbohydrates. Consequently, much of consumers' demand for more healthful food products is focused on lowering the fat content of their diets and increasing their intake of complex carbohydrates. From the abundance of information available through out the internet and independent research, we believe that the sale of pasta, which is generally low in fat, high in protein and low in complex carbohydrates, is benefiting from the trend towards healthier eating.

No assurance can be given that the frozen pasta market will continue to expand. Nor can there be any assurance that current level of public attention to personal health, fitness and diet or current perceptions of healthfulness associated with pasta and pasta sauces will continue in the future. In particular, the public perception of the healthfulness associated with pasta-based meals may decline due to a recent study by the Center for Science in the Public Interest finding high fat content in cheese and cream-based pastas and pasta sauces. Similarly, sales of beef ravioli will not be aided by the increased demand for healthy foods.

Additionally, as we expand to different regions of the United States, we may encounter differing public perceptions and concerns about health and diet. This may adversely impact our marketing and expansion strategy and cause us to incur greater expenses in promoting our products.

SALES AND DISTRIBUTION

We sell our products by utilizing sales representatives, who are employed by food brokerage firms. We select a firm to represent our products in the market place, and will duly appoint them as our representative. Compensation is paid to those firms based upon a commission calculation, which can range from 3-5% of the net amount received from customers on sales generated in the respective brokerage firm territory. We have appointed firms that currently service and represent us in the New York City metropolitan area, New Jersey/Eastern Pennsylvania/Maryland and Florida areas. Our corporate history clearly depicts that over the past several years of the company's operations, the majority of the brokerage business has been generated from the New York metropolitan area, which has represented 97% of our sales.

The primary function of a food brokerage firm is to act as a liaison between the manufacturer and our customers. Working with our management, the broker will place advertisements in the supermarket circular and arrange "specials" or promotions on our products. If we determine that we desire to place our product in a supermarket chain, the broker will negotiate for the payment by us of a "slotting fee," which is a fee that a potential supplier must pay to obtain shelf space for a product in the supermarket chain. We believe that such "slotting fee" has a beneficial life of three years. However, payment of a slotting fee does not ensure continued shelf space availability for our product. We intend, although there can be no assurance, we will be able to establish relationships with additional food brokers in order to expand into other regions. Food brokers are particularly helpful when expanding into new geographic markets because a single broker may have existing relationships with numerous supermarkets.

The food brokers generally arrange sales to supermarket chains. These supermarkets then either place an order with the broker or with distributors, who then immediately place orders with us. There is not a significant difference in pricing or delivery procedures based on whether the supermarket uses a distributor.

We previously sold to a number of supermarket chains that have stores (operating under the same name or through affiliated companies) in other regions. These supermarkets have buying departments in each region. We would have to establish relationships with different buyers to sell our products in these regions. However, we believe that our relationships in the New York region with these supermarket chains will aide us in establishing relationships with supermarket buyers in other regions.

We also previously sold our products to distributors who resell the frozen pasta to delicatessens, grocery stores and restaurants. Previously, these customers made up approximately 2% of our annual business. We intend, although there can be no assurance, that we will be able to do so, to establish relationships with additional distributors in order to expand into other regions and markets.

If we are able to expand our facility and lease other equipment necessary to improve our current manufacturing facility, our intention is to pursue those institutional customers, such as hotels, restaurants, schools, nursing homes, hospitals and prisons. These institutional customers have the ability to buy products in large volumes.

Initially, we intend to rely primarily on food brokers to establish relationships with these institutional customers. Upon obtaining additional financing, we intend to employ a sales director and develop a marketing team. This individual and his staff will be in charge of establishing relationships with additional food brokers and distributors, and for pursuing institutional customers and other retail customers.

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

MARKETING

An emphasis of our marketing to both our customers and consumers is on the association of the Silver Star trade name and the quality pasta product produced. Our promotional materials and packaging for some of our products contain a short statement which, among other things, offers a personal guarantee of quality, thanks customers for loyalty, and explains that Silver Star's products are "true to a family tradition." On all products, we have begun to use the name "Aversa's Silver Star" named after the founder of Silver Star and the grandfather of our President. We expect to continue to use the Aversa Silver Star name as we enter new markets because we believe that customers are more likely to associate that name with Italian food products.

We hope to use advertising, primarily in supermarket circulars, to familiarize customers with the Silver Star name. We hope positive experiences with our product will create customer loyalty and promote repeat business.

We also intend to capitalize on the nutritional value of our products. As is now required by law, we disclose the nutritional information about our products on the packaging. Based upon the nutritional value of some of our frozen pasta products we believe they compare favorably with many other alternatives among frozen foods.

Our most effective advertising to consumers is by placing advertisements in supermarket circulars, which are available to customers of a supermarket upon entering a store. Occasionally, supermarkets distribute the circular via direct mail or as an enclosure in newspapers. The advertisements in the circular inform the consumer of any specials or discounts that are available on our products and may contain coupons. The advertisement in the circular is arranged by the food broker and generally is placed approximately eight weeks in advance.

OUR PRODUCTS

We specialize in stuffed pasta, a form of pasta that includes a stuffing such as ricotta that may be mixed with eggs, cheese, and some spices among others. The products that we currently distribute are: jumbo cheese round ravioli; mini cheese round ravioli; mini square cheese ravioli; mini square meat ravioli; tortellini, including meat and cheese, all in 13 oz. packages; cavatelli, and gnocchi, both in 16 oz. packages; six count manicotti, in 19 oz. packages; and twelve count stuffed shells, in 21 oz. packages. Our most popular product, mini square cheese ravioli should provide a meal for 5 people and is sold at a suggested retail price of $1.99.

Like plain pasta, our products must be boiled before they can be eaten. We do not sell our products with ready-made pasta sauce, although we may do so in the future.

Our products are packaged in polyethylene bags. The current packaging includes the nutritional information, ingredients and cooking directions. Also prominently featured is the Silver Star trademark. The packaging for some of our products contains a statement guaranteeing the quality of our products. The packaging design is based on the original Silver Star company logo.

Now that we have established a manufacturing facility, we intend to introduce new products and new packaging of existing products. For example, we intend to create packaging aimed at club stores, including a "bulk pack," which will be a single oversize pack weighing approximately 3 lbs. Additionally, we may sell our products with a ready made sauce. A private manufacturer to our specifications could produce the sauce, or we could enter into a joint venture arrangement with an existing pasta sauce manufacturer.

PRINCIPAL SUPPLIERS AND INGREDIENTS

Currently, we use two private label manufacturers to aid us in preparation and packaging in some of our products. We provide those manufacturers with our own specific recipes for our products. The manufacturers that we use utilize a quick freeze process to ensure that the product is frozen while it is still fresh. We believe that it could be possible to replace our suppliers on similar terms, however the loss of a supplier may have some material adverse affect on us, particularly in the short-term stages of the corporate growth.

The ingredients used, by both the Company and our suppliers, in our products, is primarily flour, eggs and water. Depending on the type of stuffed pasta we are producing, the ingredients may vary and could include whole milk ricotta, eggs, Romano cheese, mozzarella cheese, parsley, salt, pepper, chopped meat filling, onions and spices. Our suppliers may buy flour from ConAgra and ricotta from either Polly-O or Sorrento. Other ingredients that are used may come from local distributors and manufacturers that are approved by the suppliers.

MANUFACTURING

Currently, we have a sublease agreement on an 18,000 square feet building located in Linden, New Jersey with freezers and refrigerators for our products.

COMPETITION

In the pasta market, we compete with national, regional, local pasta manufacturers and specialty stores. Many of these competitors are larger more established and have greater financial and other resources than we may posses currently. Competition in the pasta industry is based on several factors: product quality, brand name awareness, brand loyalty and price. Non-frozen, non-stuffed pasta, such as spaghetti is significantly less expensive then our products and is less expensive to ship and to store. We also face competition from the fresh, non-frozen refrigerated pasta, which is sold by, among others, Contadina, produced by Nestle Fresh Foods, Co., and DiGorno, produced by Kraft General Foods, Inc.

We compete directly with a number of regional and national frozen pasta producers, which include Celentano, Italian Village, Severolli, Landolphi, and Andrea to name a few who are in most markets nationwide including the New York market.

The competition for shelf space in grocery stores is intense and poses great difficulty for smaller food companies. Other competitors with significant economic and other resources could, at any time, enter the frozen pasta industry. Supermarkets could choose to carry such company's products in addition to or instead of our products due to existing relationships with the makers of such products.

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

EXPANSION STRATEGY

Our expansion strategy is dependent on obtaining additional financing and increasing our customer base with our current products and suppliers so that it would warrant additional leasing and making further improvements on the current manufacturing facility. It is our opinion that we will be able to produce a majority of our products at a lower cost, which will allow us more flexibility in pricing. We are also of the opinion and belief that discount pricing is often necessary to gain customers and establish market share.

We believe that the manufacturing facility we currently have in place will also allow us greater flexibility in adjusting our product mix or packaging because we have direct control of the allocation of labor and machinery, both now and in the future. Similarly, we expect to be able to respond to customer orders more efficiently. While there can be no assurance that by establishing a facility it will be more cost effective, it does permit us to work more efficiently and may permit itself to other opportunities.

We believe that one of the advantages of having the manufacturing facility will be to enable us to pursue institutional customers such as hotels, nursing homes, schools and hospitals, and discount buyers such as club stores. We may also offer to manufacture pasta products for other companies on a private label basis. There can be no assurance that institutional or private label markets for our products will develop.

We intend to re-establish relationships with food brokerage firms and small distributors. Food brokerage firms are particularly helpful when expanding into new geographic markets because a single broker in the firm may have existing relationships with numerous supermarkets. We intend to expand into areas where pasta products are popular. Initially, we intend to focus expansion in the Northeast, in markets such as Philadelphia and Boston, where we already have some customers, and then expand into cities such as Washington, Baltimore and Chicago.

Presently, we have no plans or intentions to make acquisitions. However, we believe that a number of opportunities exist for us to accelerate growth by acquiring a complimentary or competitive business. We could acquire an entity that has (i) a manufacturing facility suitable for our products, (ii) sells complimentary products, or (iii) has established name recognition or distribution lines in regional markets where we do not currently operate.

We believe that the frozen pasta market is a growing market, and that the market for stuffed pasta is likely to grow as well. We believe, although there can be no assurance, that our marketing will put us in position to take advantage of this growth.

Contracts and agreements:

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

We have executed a lease extension in May 2004 with the landlord to extend our current lease agreement through October 2009. Our accountants have footnoted more particulars on the lease in their footnotes attached hereto.

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

EMPLOYEES

As of March 31, 2003, we had 2 full-time employees.

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

We have executed a lease extension in May 2004 with the landlord to extend our current lease agreement through October 2009. Our accountants have footnoted more particulars on the lease in their footnotes attached hereto.

Subsequent Event: We have executed a lease extension in May 2004 with the landlord to extend our current lease agreement through October 31, 2009.

Item 3.     Legal Proceedings

(1) Digital Nation Media v. Silver Star Media Group, Inc. and Michael Trotta, etc. - Supreme Court of the State of New York, County of New York, Index Number:
03-111657, Commercial Division, Part 56 - Our subsidiary, Silver Star Media Group, Inc. was sued based on breach of an agreement for payment of magazines produced. Our legal counsel is currently in the discovery process. They have made demands to Digital Nation to elicit evidence as to why Michael Trotta is personally liable.

(2) DPR Electric, Inc. v. Silver Star Foods, Inc. - Superior Court of New Jersey, Law Division, Special Civil Part, Union County, Docket Number:
DC-16259-03. This case was commenced on or about September 22, 2003. The amount in dispute is $15,000. The plaintiff was hired to undertake work at our premises. It failed to complete the work in a timely manner, did not obtain the proper permits and we had to hire another contractor to complete the work. Although the likelihood of successfully defending against the entire claim is unlikely, we are confident that the amount claimed will be significantly reduced by offsets due to the Plaintiff's untimely performance of work contracted for.

(3) No Tolerance, Inc. v. Silver Star Foods, Inc., Michael Trotta and Michael Young - Superior Court of New Jersey, Law Division, Essex County, Docket Number:
L-6950-03. This case was commenced on or about August 21, 2003. The amount in dispute is $20,500. Although the likelihood of successfully defending against the entire claim is unlikely, we are confident that the amount claimed will be significantly reduced by offsets due to the Plaintiff's failure to timely provide the goods contracted for as well as Plaintiff's failure to met the specifications for the goods contracted for. They have made demands to No Tolerance to elicit evidence as to why Michael Trotta and Michael Young are personally liable.

(4) W W Grainger Inc. v. Silver Star Foods Inc; Michael Trotta t/a Silver Star Foods, Inc. - Superior Court of New Jersey, Law Division, Union County, Docket Number DC015441 03 - We settled this case for the payment of $1,450 which was paid on February 3, 2004.

(5) White Rose Food v. Silver Star Foods, Inc.- Supreme Court of the State of New York, County of Kings, Index Number 23156/00 - We have settled this case in full having made a final payment of $19,374.33 as of June 1, 2004.

Item 4.     Submission of Matters to a Vote of Security Holders

We did not submit any matters to the vote of our stockholders during the fourth quarter of the most recent fiscal year.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders as of March 31, 2003 of our common stock has not exceeded 500. Common stock is available for trading through electronic trading services via the OTC Bulletin Board. As of today, we are no longer quoted on the OTC Bulletin Board because we are not current on our 1934 Exchange Act Filings. We are quoted on the Pink Sheets.

As of March 31, 2003 there were 21,235,084 shares of our common stock outstanding.

The following table sets forth, for the periods indicated, the range of high and low closing bid prices for our common stock through March 31, 2003. Our common stock started trading on the OTC Bulletin Board during the first quarter of 2001.
                                Common Stock Bid
                                ----------------
   Fiscal Quarter Ending           High     Low
   ---------------------           ----     ---
   June 30, 2001                  3.125   1.100
   September 30, 2001             2.200   0.510
   December 31, 2001              2.050   0.350
   March 31, 2002                 1.900   0.750
   June 30, 2002                  1.580   0.300
   September 30, 2002               .51    .055
   December 31, 2002                .35    .031
   March 31, 2003                   .75    .013

* Data Obtained from CBS Market Watch SYMBOL: SSTF


Dividends

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available; our earnings; financial condition; capital requirements; and other factors, which our Board of Directors deems relevant.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Silver Star Foods, Inc. ("the Company") is a distributor and wholesaler of stuffed and other frozen pasta products, which it markets under the "Silver Star" trade name. We have no manufacturing facilities of our own but instead have products manufactured by separate, independent manufacturers, to our own special recipes. We then sell them through a network of food brokers to retail establishments. The Company commenced operations in May 1995. A substantial portion of the Company's sales to supermarkets is made during promotions (i.e.Buy-one-get-one @ 1/2 price, etc.) during which the Company advertises in the chain's store circular. The Company's food brokers typically book these specials six to eight weeks in advance of the scheduled sale. The Company can typically expect to generate greater volume from the supermarkets in periods in which they are participating in the store circulars.

During the Company's fourth quarter, ending March 31, 2003, the Company continued to increase the amount of promotional activity, despite the continued phases of construction, of its manufacturing plant. The amount of time and effort that is required in connection with the Company's ongoing efforts to complete the construction phases will be directly affected by contractors and equipment suppliers meeting their respective deadlines, as was outlined in agreements and contracts that were placed at the time of order. Certain manufacturing equipment is currently on order and it is expected to arrive at the Linden plant in the company's fiscal fourth quarter of 2003 or first quarter of 2004. We anticipate our first line of self-produced products to hit the stores in early June of 2003.

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

The Company's independent accountants have removed the going concern opinion in their report as of September 30, 2002, citing the Company has the ability to continue operations under present conditions and has reaffirmed this as of March 31, 2003.

The company has returned to positive working capital and stockholders' equity, and has sufficient cash flow to sustain the business for at least one year.

Management will continue to search for other businesses and or financing that will assist the Company in generating revenues and capitalization. The Company, through its wholly owned subsidiary Silver Star Media Group, Inc., recently entered the publishing business with its first venture co-publishing the "Muhammad Ali - The Greatest " Collectors Magazine. The Magazine, which is 128 pages, is the only authorized magazine of its kind.

RESULTS OF OPERATIONS FOR THE YEAR ENDING MARCH 31, 2003 AS COMPARED TO MARCH 31, 2002.

We had gross sales of $ 727,681 for the year ending March 31, 2003 as compared to $3,890 for the year ending March 31, 2002, an increase of $723,791 (18,600%). The increase is attributable to our decision to re-introduce our products into the retail stores and resume our promotional activity both as a distributor and manufacturer.

Costs of sales during the year ending March 31, 2003 increased to $411,945 from $1,745 for the year ending March 31, 2002, an increase of $410,200 (23,607%). The increase corresponds to our increase in sales for the comparative periods. As a percentage of net sales, costs of sales were approximately 102% and 57% for the years ending March 31, 2003 and 2002 respectively.

Selling, General and Administrative expenses increased to $656,244 from $289,587 for the year ending March 31, 2003 as compared to 2002, an increase of $366,657 (127%).

Amortization expense for the comparative periods was $13,677 in each of the years ending March 31, 2003 and 2002 in relation to the trade name. We had a net loss for the year ending March 31, 2003 of $409,790 as compared to a net loss of $287,442 for the year ending March 31, 2002, an increase of $122,348(43%).

Number Common Stock Subject to Rescission Rights:

Our issuances of common stock pursuant to our registered offering might be considered a challenge to certain state securities laws since we have not undertaken to register the securities in the states that we have sold the securities. This would allow holders of the securities the right to rescind and demand the return of their purchase price for the securities.

Holders of these securities may be able to make a claim to rescind the sale or issuance of these securities to them and demand a return of the purchase price paid for these shares. We are not aware of any pending claims of rescission against us. Nevertheless, it is possible that one or more of the holders of our securities could make a claim under state law since the statute of limitations for state securities laws varies from state to state. If a state court were to hold that we violated state securities laws, we could be forced to rescind the sales of our securities, requiring significant monetary payments to the claiming owners equaling approximately $16,280 as of March 31, 2001 and $34,150 as of March 31, 2002 and has not changed for the period ending March 31, 2003. These claims, if proved successful, could exceed our cash reserves and require us to borrow funds and would materially and negatively affect our results of operations and financial condition.

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

Item 8A.    Controls and Procedures

Our Chief Executive Officer has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Rules promulgated under the Securities Exchange Act of 1934 (the "1934 Act") as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting during the fiscal year ended March 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons:
            Compliance With Section 16(a) of the Exchange Act

Our directors and officers, as of March 31, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.


Name                           Age                 Director/Position
----                           ---                 -----------------
Michael Trotta                 40                  President/CEO
                                                   Secretary/Director
Michael Young                  38                  CFO / VP Marketing / Director
Vincent Trotta                 77                  Director
Barry Sherman                  60                  Director
Dennis Lore                    55                  Director

MICHAEL TROTTA has served as our Chairman, Chief Executive Officer, President, Secretary and Director since our formation in 1995. Prior to founding us, Mr. Trotta worked within the pasta industry, from 1987 to 1994, holding various titles and positions, including Plant Manager and Vice President. Mr. Trotta graduated from Pace University in 1986 with a Bachelor of Science in Business Administration. He has been very instrumental in our direction and internal operations.

MICHAEL YOUNG has served as our Director, Chief Financial Officer and Vice President of Marketing since August 2002. Mr. Young was the Chief Operations Officer for Future Planning Associates, an Insurance brokerage firm based in Laurence Harbor, NJ, with total revenues (or sales) of over 50 million dollars annually, from November of 2000 till August of 2002. He oversaw the accounting, sales, marketing and administration of this company. His career as an insurance professional has given him 15 years of industry experience in running and managing various companies. He graduated from the University of Phoenix in 2000 and received a Bachelor of Science degree in Business Management.

VINCENT TROTTA has served as our director since September 1998. He has been involved in the food industry since 1949, where he has a vast knowledge of production and business management.

BARRY SHERMAN has served as our director since September 1998. Mr. Sherman has been involved in the retail sales and brokerage business for nearly fifty years. For 32 years, Waldbaum's employed Mr. Sherman, where he served as Vice President of Merchandising for 15 years. Mr. Sherman is currently Vice President of Red Apple Supermarkets. He commenced employment with Red Apple Supermarkets in July 1997. From 1993 until his employment with Red Apple Supermarkets, he was a principal of RDI/Enterprise Marketing, which was involved in the food brokerage industry.

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

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past 5 years.

Certain Legal Proceedings

None of our directors, nominees for director, or executive officers has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act

To date, we are required to file Form 5's for the fiscal year ending March 31, 2003, which has not yet been undertaken.

Code of Ethics. We have recently adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 10.     Executive Compensation

The following information relates to compensation received by our Chief Executive Officer in fiscal year ending March 31, 2003, to executive officers who were serving as of fiscal year ending March 31, 2003, whose salary and bonus during fiscal year ending March 31, 2003 exceeded $100,000. In 2002, no officer received compensation in excess of $100,000.

Summary Compensation Table

Annual Compensation                                                                   Restricted
Name and Principal Position            Year              Salary           Bonus       Stock Award


Employment Agreements. Michael Trotta entered into a 3-year employment agreement with us on September 15, 1998 that is self-renewing on every year after the third year. Mr. Trotta's compensation under the agreement was $104,000 during the initial annual term with increases in the succeeding 2 years of the term equal to the greatest of 10% from the previous year's salary or the cost of living adjustment recognized in the area where Mr. Trotta resides. Mr. Trotta is also entitled to reimbursement of substantiated expenses, a monthly car expense equal to $750 per month and options to acquire 10% of the shares of our common stock issued and outstanding at fair market price of such shares. Notwithstanding the employment agreement, Mr. Trotta did not take a salary in fiscal years ending March 31, 2001, 2002, and 2003.

In February 2002, our subsidiary Silver Star Media Group, Inc. entered into a consulting agreement with John C. Meringolo to assist in the development of the Muhammad Ali Magazine and promote and distribute the magazine. As of March 31, 2003 that consulting agreement has been completed with no further anticipated expenses.

In August 2002, the company entered into a 3-year automatically renewable employment agreement with Michael Young as the company's Chief Financial Officer. His compensation under this agreement is $80,000 during the first year of the agreement. Each year he will receive an annual increase in the succeeding year(s) of the term equal to the greater of 10% from the previous year's salary or the cost of living adjustment recognized in the area where Mr. Young resides. Mr. Young is also entitled to reimbursement of substantiated expenses, a monthly car expense equal to $400 per month and options to acquire up to 5% of the total issued and outstanding shares of our common stock. Notwithstanding the employment agreement, Mr. Young did not take a salary in fiscal years ending March 31, 2003.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 31, 2003, information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially 5% or more of such stock, (ii) each of our Directors who owns any common stock, and (iii) all of our directors and officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

                                    Number of Shares of
Name of Beneficial Owner/                  Common Stock          % of Beneficial
Identity of Group                 Beneficially Owned (1)           Ownership (2)

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

(2)  As of March 31, 2003, based on 21,235,084 shares issued and outstanding.

Item 12.     Certain Relationships and Related Transactions.

As of March 31, 2003, we have received a loan payable from a shareholder who is a relative of our principal shareholder in the amount of $10,092.

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

3.1.  Certificate of Incorporation, as amended (1)

3.2.  Bylaws, as amended (1)

10.1  Employment Agreement between Michael Trotta and Silver Star Foods, Inc.

10.2  Employment Agreement between Michael Young and Silver Star Foods, Inc.

31.1  CEO Certification required in Section 302 of the Sarbanes Oxley Act of
      2002.

31.2  CFO Certification required in Section 302 of the Sarbanes Oxley Act of
      2002.

32.1  CEO Certification required in Section 906 of the Sarbanes Oxley Act of
      2002.

32.2  CFO Certification required in Section 906 of the Sarbanes Oxley Act of
      2002.


(1) Incorporated by reference to the Registrant's Form SB-2, filed on December 16,1997((SEC File No. (333-42311)).

b.   Form 8-K

     On January 31, 2003, we filed a Form 8-K to report a changes in our auditors from Zeller, Weiss & Kahn, LLP to Massella and Rubenstien.

     On February 26, 2003, we filed a Form 8-K retracting the January 31, 2003 Form 8-K re-hiring Zeller, Weiss & Kahn, LLP.

     On March 7, 2003, we filed a Form 8-K discussing our initial dismissal of Zeller, Weiss & Kahn, LLP.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                     By:  /s/ Michael Trotta
                         ---------------------------------------
                              MICHAEL TROTTA
                              President, Chief Executive Officer,
                              Treasurer, Secretary and Director


Dated:     September 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below:


By:   /s/      Michael Trotta            President, Chief Executive Officer,    Dated: September 15, 2004
      ----------------------------       Treasurer, Secretary and Director
      MICHAEL TROTTA

By:   /s/      Vincent Trotta            Director                               Dated: September 15, 2004
      ----------------------------
      VINCENT TROTTA


By:    /s/     Barry Sherman             Director                               Dated: September 15, 2004
      ----------------------------
      BARRY SHERMAN


By:   /s/      Dennis Lore               Director                               Dated: September 15, 2004
      ----------------------------
      DENNIS LORE

By:   /s/      Michael Young             Chief Financial Officer,               Dated: September 15, 2004
      ----------------------------       Vice President - Marketing and
      MICHAEL YOUNG                      Director


                    SILVER STAR FOODS, INC. AND SUBSIDIARIES

                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002












                                    CONTENTS












                                                                  Page



Independent auditors' report                                       F-1

Consolidated financial statements:

  Balance sheet                                                    F-2

  Statement of operations                                          F-3

  Statement of stockholders' equity                                F-4

  Statement of cash flows                                          F-5

  Notes to consolidated financial statements                    F-6 - F-16

Zeller Weiss & Kahn, LLP
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------

1084 Route 22 West
Mountainside, NJ 07092  Melvin H. Zeller, CPA          Stephen E. Rosenthal, CPA        Philip E. Hunrath, CPA
TEL: 908-789-0011       Harold N. Binenstock, CPA      Alfred J. Padovano, CPA          Peter J. Quigley, CPA
FAX: 908-789-0027


                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Silver Star Foods, Inc. and Subsidiaries
Linden, New Jersey


     We have audited the accompanying consolidated balance sheet of Silver Star Foods, Inc. and Subsidiaries as of March 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's Board of Directors. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Star Foods, Inc. and Subsidiaries as of March 31, 2003, and the results of its operations, stockholders' equity and cash flows for the years ended March 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.







                                                   Zeller Weiss & Kahn, LLP
June 8, 2004
Mountainside, New Jersey


                    SILVER STAR FOODS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2003



                                     ASSETS

Current assets:
  Cash and cash equivalents                                                   $    12,377
  Accounts receivable, less allowance for doubtful
   accounts of $14,490                                                            159,849
  Inventories                                                                     318,118
  Other current assets                                                             10,070
                                                                              -----------

    Total current assets                                                          500,414
                                                                              -----------

Property and equipment, net                                                       507,886
                                                                              -----------

Other assets:
  Accounts receivable, net of current portion
   and allowance for doubtful accounts of $64,310                                 150,060
  Deposits                                                                         49,882
  Tradename and slotting fees, net of amortization                                249,081
                                                                              -----------
                                                                                  449,023
                                                                                  -------
                                                                              $ 1,457,323
                                                                              ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt                                           $    36,049
  Notes payable                                                                    60,092
  Accounts payable                                                                171,391
  Payroll taxes payable                                                            14,154
  Accrued expenses                                                                155,882
                                                                              -----------

    Total current liabilities                                                     437,568
                                                                              -----------

Long-term debt, net of current portion                                            388,334
                                                                              -----------

Common stock subject to rescission rights                                          34,150
                                                                              -----------

Stockholders' equity:
  Preferred stock $.0001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.0001 par value, authorized 50,000,000
    shares, issued and outstanding 21,235,084 shares                                2,126
  Common stock subscribed, unissued                                                13,700
  Less:  subscriptions receivable                                                (880,360)
  Additional paid in capital                                                    4,255,521
  Deficit                                                                      (2,793,716)
                                                                              -----------
                                                                                  597,271
                                                                                  -------
                                                                              $ 1,457,323
                                                                              ===========


                 See notes to consolidated financial statements.

                                                                                     F-2



                                      SILVER STAR FOODS, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENT OF OPERATIONS

                                        YEARS ENDED MARCH 31, 2003 AND 2002


                                                                    2003                         2002
                                                                    ----                         ----
Gross sales                                                     $    727,681                $      3,890
Less returns and allowances                                          323,767

Net sales                                                            403,914                       3,890
                                                                ------------                ------------

Cost of sales                                                        411,945                       1,745
                                                                ------------                ------------

Gross profit (loss)                                                   (8,031)                      2,145
                                                                ------------                ------------

Selling, general and administrative expenses                         656,244                     289,587
Interest expense                                                       6,588
Writedown of inventory to lower of cost or market                    123,495
Cancellation of indebtedness                                    (    384,568)
                                                                ------------                ------------
                                                                     401,759                     289,587
                                                                ------------                ------------

Net loss                                                        ($   409,790)               ($   287,442)
                                                                ============                ============

Earnings (loss) per common share:
  Loss per share, basic and diluted                             ($      0.02)               (       0.02)
                                                                ============                ============

Weighted average number of shares outstanding:
  Basic and diluted                                               17,795,216                  14,357,426
                                                                ============                ============



                                  See notes to consolidated financial statements.





                                         SILVER STAR FOODS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                          YEARS ENDED MARCH 31, 2003 AND 2002




                                                  Common Stock
                                                  ------------
                                               Number              Common stock  Stock        Additional                   Total
                                                 of                Subscriptions Subscriptions Paid in    Accumulated  Stockholders'
                                               Shares     Amount   Unissued      Receivable    Capital     Deficit         Equity
                                             ----------  --------  ---------     ---------   ----------   -----------      -------
Balance at March 31, 2001                    12,741,584  $  1,277                ($599,600)  $1,796,318   ($2,096,484)   ($898,489)

Common stock issued for cash                     23,500         2                     (100)      25,968                     25,870

Common stock subscriptions receivable         1,950,000       195               (2,197,402)   2,197,207                          0

Payments on stock subscriptions receivable                                       1,519,919                               1,519,919

Common stock subject to rescission                                                              (17,870)                   (17,870)

Bridge note payable converted to common
 stock subscribed unissued                                         $  25,000                                                25,000

Common stock issued for services              1,500,000       150                                99,850                    100,000

Net loss for the year ended
 March 31, 2002                                                                                              (287,442)    (287,442)
                                             ----------  --------  ---------     ---------   ----------   -----------      -------

Balance at March 31, 2002                    16,215,084     1,624     25,000    (1,277,183)   4,101,473    (2,383,926)     466,988

Payment for stock subscription unissued                                6,700                                                 6,700

Payment on subscriptions receivable                                                397,673                                 397,673

Stock issued for services                     5,000,000       500                      (50)     128,250                    128,700

Stock subscription issued                         4,000         0    (25,000)                    25,000                          0

Stock subscription receivable                    16,000         2                     (800)         798                          0

Stock subscribed for settlement of debt                                7,000                                                 7,000

Net loss for the year ended
 March 31, 2003                                                                                              (409,790)    (409,790)
                                             ----------  --------  ---------     ---------   ----------   -----------      -------

Balance at March 31, 2003                    21,235,084  $  2,126  $  13,700     ($880,360)  $4,255,521   ($2,793,716)     597,271
                                             ==========  ========  =========     =========   ==========   ===========      =======





                                              See notes to consolidated financial statements.




                                     SILVER STAR FOODS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                      YEARS ENDED MARCH 31, 2003 AND 2002



                                                                                     2003               2002
                                                                                     ----               ----
Operating activities:
  Net loss                                                                        ($409,790)       ($  287,442)
  Adjustments to reconcile net loss to cash
   used in operating activities:
     Depreciation and amortization                                                   70,785             13,822
     Common stock issued for services                                               128,700            100,000
     Writedown of inventory, to lower
      of cost or market                                                             123,495
     Cancellation of indebtedness                                                 ( 384,568)
     Bad debt                                                                                            9,120
     Loan retired in exchange for services                                           40,000
  Changes in other operating assets and liabilities:
     Accounts receivable                                                          ( 306,019)             4,973
     Inventories                                                                  (  19,113)
     Prepaid expenses                                                                61,155        (   393,725)
     Security deposits                                                            (  59,627)
     Accounts payable                                                             (   3,037)       (   273,499)
     Payroll taxes payable                                                        (   6,430)
     Accrued expenses                                                               243,544        (    36,670)
                                                                                   --------         ----------
       Net cash used in operating activities                                      ( 520,905)       (   863,421)
                                                                                   --------         ----------

Investing activities:
  Purchase of property and equipment                                              ( 115,926)       (     1,850)
  Slotting fees                                                                   ( 184,500)
  Officers' loans                                                                 ( 123,220)       (   114,869)
  Investment                                                                                       (     5,500)
  Loans receivable                                                                                 (    45,700)
                                                                                   --------         ----------
       Net cash used in investing activities                                      ( 423,646)       (   167,919)
                                                                                   --------         ----------

Financing activities:
  Proceeds from leases payable                                                       69,900
  Proceeds from issuance of common stock                                                             1,545,789
  Proceeds from subscriptions receivable                                            397,673
  Proceeds from common stock subscribed, unissued                                    13,700
  Payment of leases payable                                                       (  19,001)
  Payment of notes payable                                                        (   8,000)       (    25,000)
                                                                                   --------         ----------
       Net cash provided by financing activities                                    454,272          1,520,789
                                                                                   --------         ----------

Net increase (decrease) in cash and cash equivalents                              ( 490,279)           489,449

Cash and cash equivalents, beginning of year                                        502,656             13,207
                                                                                   --------         ----------

Cash and cash equivalents, end of year                                             $ 12,377         $  502,656
                                                                                   ========         ==========

Supplemental disclosures:
  Cash paid during the year for:
    Interest                                                                       $  6,588
                                                                                   ========







                                  See notes to consolidated financial statements.
                                                                                                           F-5


                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002





1.   Description of business:

     The Company was incorporated in the State of New York on March 28, 1995 under the name of Silver Star Ravioli Co., Inc. On July 21, 1997, the Company filed a Certificate of Amendment of Incorporation authorizing the Company to issue an aggregate of up to 15,000,000 shares, $.0001 par value.


     On July 28, 1997 the Board of Directors resolved to change the name of the Company to Silver Star Foods, Inc. and filed a Certificate of Amendment of the Certificate of Incorporation to that effect.


     In June 2000, the Company filed a Certificate of Amendment of Incorporation increasing its authorization to issue shares of its $.0001 par value common stock to 50,000,000.


     The Company is presently a manufacturer and distributor of frozen pasta food products which it markets under the "Silver Star" name. The Company initially acquired some of its prepared pre-packaged products from a local manufacturer.


     In May 2001, the Company formed and incorporated Casa Mia Imports, Inc., a 100% wholly owned subsidiary of Silver Star Foods, Inc. In December 2001, the subsidiary changed its name to Silver Star Media Group, Inc. (SSMG) and entered into an agreement to co-publish a magazine chronicling the history of heavyweight boxing championships and featuring Muhammad Ali and other boxing champions. For the right to use Mr. Ali's name and likeness, the Company agreed to pay to G.O.A.T., Inc. the sum of $300,000. The magazine's content is subject to approval by G.O.A.T., Inc.


     In September 2002, the Company formed and incorporated Aversa Ravioli and Macaroni Company, Inc. (AVERSA), a 100% wholly owned subsidiary of Silver Star Foods, Inc. Aversa handles the Company's sales in regard to its frozen foods line.

2.   Summary of significant accounting policies:

     Principles of consolidation:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.


     Cash and cash equivalents:

     For the purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


2.   Summary of significant accounting policies (continued):

     Revenue recognition:
     The Company recognizes revenue from distributors, wholesalers, retail supermarkets and internet sales at the time the products are shipped to third parties. Net sales include reductions for discounts, allowances and slotting fees. An allowance for doubtful accounts is provided after taking into consideration historical experience and other factors.

     Effective December 30, 2001, we adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products". EITF Issue No. 01-9 addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor's products. For the year ending March 31, 2003 both net sales and marketing expenses have been reduced by $31,084.

     Shipping and handling:
     Shipping and handling costs are included in selling, general and administrative expenses and were $14,528 for year ending March 31, 2003.

     Inventories:
     Inventories are stated at the lower of cost or market.

     Property and equipment:
     Property and equipment are stated at cost and are depreciated over their estimated lives. Depreciation is computed on the straight-line method, utilizing the following estimated lives.

     Furniture and fixtures                                    7 years
     Office equipment                                     3 -  5 years
     Machinery and equipment                              5 - 10 years
     Leasehold improvements                                   10 years

     Long-lived assets:
     The Company has adopted Statement of Financial Accounting Standard No. 142. This statement provides guidance on applying generally accepted accounting principles to long-lived assets included in the financial statements.

     The Company reviews its property and equipment and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. For the two years ended March 31, 2003 and 2002, the Company has made no material adjustments to its long-lived assets.

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


2.   Summary of significant accounting policies (continued):

     Advertising costs:
     Costs associated with advertising are expensed in the year incurred. Advertising expense was $53,930 and $15,000 for the years ending March 31, 2003 and 2002, respectively.

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

     Earnings per share:
     The loss per share for the years ended March 31, 2003 and 2002 has been calculated based on the weighted average number of common shares outstanding. Common stock equivalents that would include the stock options per Note 19 and would normally be included in the earnings per shares calculation have not been included as these would be anti-diluted. Therefore, basic and diluted earnings per share are the same.

     Recent accounting pronouncements:
     In April 2002, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Revision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Among several accounting issues, the statement changes the treatment and classification of gain or loss on extinguishment of debt as it relates to characterization as an extraordinary item. The Company has adopted this statement for the year ended March 31, 2003.

     Comprehensive income:
     There were no items of other comprehensive income for the years ended March 31, 2003 and 2002 and thus, net income is equal to comprehensive income for each of those years.

     Use of Estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

3.   Accounts receivable:

     Accounts receivable consist of trade receivables arising in the ordinary course of business and are presented net of the allowance for doubtful accounts of $78,800 and $0 as at March 31, 2003 and 2002 respectively. Management continually reviews its trade receivable credit risk to allow for potential losses. Accounts receivables whose terms extend beyond a collection date of one year have been classified as a non-current asset in the other assets section of the balance sheet.

4.   Inventory:

     Inventories at March 31, 2003 consist of:
      Finished goods - frozen foods                              $ 11,138
      Packaging - frozen foods                                     21,990
      Magazine publications                                       284,990
                                                                 --------
                                                                 $318,118
                                                                 ========

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

5.   Other current assets:

     Other current assets consist of the following at March 31, 2003:

     Refundable deposit                                                 $ 10,000
     Prepaid taxes                                                            70
                                                                        --------

                                                                        $ 10,070
                                                                        ========

6.   Property and equipment:

     At March 31, 2003, property and equipment consisted of the following:

     Furniture and fixtures                                             $ 13,728
     Office equipment                                                     56,363
     Machinery and equipment                                             403,972
     Leasehold improvements                                               60,012
                                                                        --------
                                                                         534,075

     Less:  Accumulated depreciation
              and amortization                                            26,189
                                                                        --------

                                                                        $507,886
                                                                        ========

     Depreciation and amortization expense charged to operations was $26,034 and $155 for the years ending March 31, 2003 and 2002, respectively.

     The gross amount of assets included in property and equipment recorded under capital leases was $27,750 at March 31, 2003. Depreciation for the assets under capital leases did not begin until April 2003.

7.   Deposits:

     The Company has security deposits per agreements for the leasing of its office and warehouse facility and various leased equipment. These deposits total $49,882.

8.   Tradename and slotting fees:

     The Company acquired the rights to the "Silver Star" tradename from a related party of the principal stockholder pursuant to an agreement which was formalized in July 1997 at a cost of $205,000. The tradename is being amortized on a straight-line basis over a fifteen year period. Amortization expense was $13,667 for each of the years ending March 31, 2003 and 2002.

     Slotting fees are being amortized on a straight-line basis over an eighteen month period. Slotting fee amortization expense is included as a reduction of sales as contemplated by EITF Issue No. 01-9 as described in Note 2.

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

9.   Notes payable:

     The Company has two outstanding bridge loans in the amount of $25,000 each.
     The notes are payable on demand and are non-interest bearing.                      $ 50,000

     The Company has outstanding loans with a board of director/shareholder. The
     note is payable on demand and is non-interest bearing.                               10,092
                                                                                        --------
                                                                                        $ 60,092
                                                                                        ========
10.  Long-term debt:

     Note payable dated May 2002, payable in monthly principal and interest installments of $2,000, imputed interest at 8% per annum, matures April
     2005, secured by equipment.                                                        $ 45,915

     Capitalized lease payable, dated January 29, 2003, first payment due March
     1, 2003 monthly principal and interest payments of $722, interest imputed
     at 24.23%, matures February 2008, secured by equipment.                              24,757

     Note payable dated March 1, 2003, monthly principal and interest payments of $2,292, interest imputed at 24.34%, matures February 2007, secured by
     equipment.                                                                           69,026

     Accrued expenses, per sales agreement, to be paid upon receipt of long-term
     accounts receivable.                                                                284,685
                                                                                        --------
                                                                                         424,383
                                                                                        ========

         Less:  current portion                                                           36,049
                                                                                        --------
                                                                                        $388,334
                                                                                        ========


     Maturities of long-term debt for the next five years are as follows:

     March 31, 2004                                                     $ 36,049
     March 31, 2005                                                       56,308
     March 31, 2006                                                      296,453
     March 31, 2007                                                       28,516
     March 31, 2008                                                        7,057
                                                                        --------
                                                                        $424,383

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

11.  Common stock subject to rescission:

     The Company has reclassified $34,150 of common stock and common stock subscribed, unissued from stockholders' equity to common stock subject to rescission rights in order to disclose potential liability related to the stock.

12.  Common stock:

     During the year ended March 31, 2003 the Company issued 2,000,000 shares of its common stock for outside services rendered to the Company. The Company valued these services at the fair market value of the services rendered which equaled $38,700. The Company also issued 3,000,000 shares of its common stock to two officers of the Company as incentive bonuses. The shares were valued at the quoted stock price of $.03 per share or $90,000.


13.  Common stock subscribed, unissued:

     During the year the Company received $13,700 for stock subscriptions which were not issued as of the year end date of March 31, 2003. The number of shares to be issued under these subscriptions represent 76,700 shares of the Company's common stock.

14.  Cancellation of indebtedness:

     Cancellation of indebtedness results from the settlement and write-off of certain accrued liabilities.

15.  Sales concentrations:

     For the year ended March 31, 2003 four customers each accounted for more than 10% of the Company's total sales. If these sales levels were to change it could have a significant impact on the Company's operations.

16.  Commitments and contingencies:

     The Company is obligated under a sub-lease agreement for office and warehouse/manufacturing space located in Linden, New Jersey at the monthly rental amount of $9,875 plus applicable real estate taxes. The Company occupied the premises on May 1, 2002. The sub-lease expires on June 1, 2004 with an option, subject to landlord approval, extending the lease through October 31, 2009. Rent for the year ending March 31, 2003 amounted to $106,530. Future minimum rental payments under the lease are as follows:

           March 31, 2004                                               $118,500
           March 31, 2005                                                 19,750
                                                                        --------

                                                                        $138,250
                                                                        ========

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


16.  Commitments and contingencies (continued):

     In May 2002, the Company entered into an agreement for provision of an array of corporate financial services for an initial twenty four month period. In consideration for these services the consultant received an option to purchase 2,000,000 shares of the Company's common stock at par value, exercisable as follows:


           1,100,000 shares at signing May 1, 2002
             500,000 shares on or after November 1, 2002
             400,000 shares on or after May 1, 2003

     In September 2002, the Company entered into two agreements to have product manufactured to certain specifications. One of the agreements is for an initial one year period with the cost of production based on the Company purchasing specified quantities over the one year term. The second agreement is open ended with no quantity restrictions or expiration specified.

     In December 2002, the Company entered into an agreement with Triumph Global Securities, Ltd. (Triumph), an investment banker, to provide financial and consulting services and act as the Company's exclusive advisor in connection with obtaining outside investment. The Company agreed to pay Triumph a $15,000 non-refundable fee along with non-refundable warrants, which may be exercised to purchase up to 500,000 shares of the Company's registered common shares at a purchase price of $.03 per share. These warrants expire December 9, 2007 and none were issued as of March 31, 2003.

     In January 2003, the Company entered into a rental agreement for machinery and equipment with a lease term of six years with monthly payments of $3,350 plus monthly propellant usage charge, payments to commence July 2003, secured by equipment.

     In January 2003, the Company entered into a capitalized lease for machinery and equipment with a lease term of five years. Monthly payments of principal and interest are $1,189 with interest imputed at 15.53%. The equipment was received in May 2003 and the first payment was also due in May 2003, secured by equipment.

     In February 2003, the Company entered into a lease agreement for equipment. The lease runs for 62 months with monthly payments of $2,475. The equipment was not delivered until May and June 2003, and the first payment was not due until delivery, secured by accounts receivable, equipment and all other assets and by the guarantee of the chief financial officer of the Company.

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

16.  Commitments and contingencies (continued):

     In February 2003, the Company entered into a capitalized lease for machinery and equipment. The lease term runs for five years with monthly principal and interest payments of $1,022 commencing May 2003, imputed interest at 24.76%, secured by equipment and the guarantee of the chief financial officer of the Company.

     In February 2003, the Company entered into a capitalized lease for machinery and equipment. The lease term runs for five years with monthly principal and interest payments of $1,104, payments commencing June 2003, interest at 20.75%, secured by equipment and the guarantee of the chief financial officer of the Company.

     In March 2003, the Company entered into a capitalized lease for machinery and equipment. The lease term runs for five years with monthly principal and interest payments of $1,715, payments commencing June 2003, imputed interest at 13.22%, secured by equipment and the guarantee of the chief financial officer of the Company.

     In March 2003, the Company entered into a capitalized lease for machinery with a lease term of five years, monthly payments of principal and interest of $534, imputed interest at 17.38%, secured by equipment and the guarantee of the chief financial officer of the Company.

     Future minimum lease payments for equipment received after March 31, 2003 are as follows:

           March 31, 2004                                      $131,741
           March 31, 2005                                       153,581
           March 31, 2006                                       153,581
           March 31, 2007                                       153,581
           March 31, 2008                                       142,293
           Thereafter                                            22,007
                                                               --------
                                                               $756,783
                                                               ========

     The Company is party to several litigation matters arising in the normal course of business. These matters are in the early stages of the discovery process and the amounts are not material to the financial statements.

17.  Employment Contracts

     The company entered into a three-year employment agreement with its Chief Executive Officer dated September 15, 1998 that automatically renews for an additional year at the end of each completed year. The employee is to be paid $104,000 during the initial annual period with a cost of living adjustment for the area in which he resides or 10% of compensation, whichever is greater, in subsequent periods. The employee is also entitled to purchase under the Company's employee stock option plan up to 10% of the Company's common stock outstanding, exercisable at the fair market value of the stock on the date immediately preceding the employee stock option agreement date of the fair market value of the stock one year from the option agreement date, whichever is lower.

     The company entered into a three-year employment agreement with its Chief Financial Officer dated August 20, 2002 that automatically renews for an additional year at the end of each completed year. The employee is to be paid $80,000 during the initial annual period with a cost of living adjustment for the area in which he resides or 10% of compensation, whichever is greater, in subsequent periods. The employee is also entitled to purchase under the Company's employee stock option plan up to 5% of the Company's common stock outstanding, exercisable at the fair market value of the stock on the date immediately preceding the employee stock option agreement date of the fair market value of the stock one year from the option agreement date, whichever is lower.

18.  Income taxes:

     At March 31, 2003, the Company has a net operating loss carryforward amounting to approximately $2,789,000 available to reduce future taxable income which expire in the years 2010 through 2017, which upon recognition may result in future tax benefits of approximately $948,292. At March 31, 2003 management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, the asset of approximately $948,292 has been fully offset by a valuation allowance equal to the tax benefit.

19.  Stock options:

     The Company has a non-statutory stock option plan covering all existing employees with a maximum of 5,000,000 options that can be granted under the plan. The exercise price of the options is either equal to the fair market value of the stock at grant date or as otherwise determined by the Compensation Committee at the grant date. The options are exercisable for ten years after grant date. During the year ended March 31, 2003, 500,000 options were grated to consultants under the plan at the fair market value of the services rendered.

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

19.  Stock options (continued):

     Information relating to stock option activity for the year ended March 31, 2003 excluding the options available under the employee stock option plan is as follows:

                                                                                                      Weighted
                                                                                    Number            Average
                                                                                      of              Exercise
                                                                                    Shares             Price
                                                                                    ------             -----
     Outstanding at March 31, 2002                                                        0          $0.0000
        Granted                                                                   1,600,000           0.0001
        Issued                                                                     (500,000)        ( 0.0001)
                                                                                  ---------          -------

     Outstanding at March 31, 2003                                                1,100,000          $0.0001
                                                                                  =========          =======

     Options exercisable at March 31, 2002                                                0          $0.0000
                                                                                  =========          =======

     Options exercisable at March 31, 2003                                        1,100,000          $0.0001
                                                                                  =========          =======


                                                                               Weighted
                                                                               Average
                                                                               Remaining             Weighted
                                                        Number               Contractual             Average
                                                       of shares               Life in               Exercise
     Range of Exercise Prices                          Outstanding              Years                 Price
     ------------------------                          -----------              -----                 -----
     $0.0001                                             1,100,000               1.17                $0.0001
                                                         =========               ====                =======


                                                                               Weighted
                                                                               Average
                                                                               Remaining             Weighted
                                                        Number               Contractual             Average
                                                       of Shares               Life in               Exercise
     Range of Exercise Prices                          Exercisable              Years                 Price
     ------------------------                          -----------              -----                 -----

     $0.0001                                             1,100,000               1.17                $0.0001
                                                         =========               ====                =======


                                                                                                       F-14

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


20.  Supplemental schedule of non-cash investing and financing transactions:

                                                                                     2003               2002
                                                                                     ----               ----
     Issuance of common stock for services                                         $128,700           $100,000
                                                                                   ========           ========

     Common stock subscriptions, unissued, in
      exchange for cancellation of bridge loan
      note payable                                                                                    $ 25,000
                                                                                                      ========

     Reclassification of prepaid expense to
      property and equipment                                                       $ 42,500
                                                                                   ========

     Acquisition of property and equipment
      through leases                                                               $ 88,799
                                                                                   ========

     Reclassification of investment to officer's loans                             $  5,500
                                                                                   ========

     Property and equipment contributed by officer                                 $285,000
                                                                                   ========

21.  Related party transactions:

     The Company leased office space from its principal shareholder for two months in April and May 2002 at a cost of $1,000 per month.

     The Company has received equipment from the president of the Company with an independently appraised value of $285,000. This amount has been offset against loans due from officer.

     Loans payable in the amount of $10,092 are due to a shareholder who is also a relative of the President of the Company. The loans are due on demand and are non-interest bearing.

22.  Principal products and segmentation of sales:

     The Company's principal products are frozen foods and media publishing and distribution. The frozen foods consist of several varieties of frozen pasta. The publication is a collector's edition on Muhammad Ali and other boxing notables.

     Financial information relating to the principal industry segments and classes of products are:

     Net sales to customers:
       Industry A - frozen foods                                                $   215,879
       Industry B - publication                                                     188,035
                                                                                -----------
                                                                                $   403,914
                                                                                ===========
     Net loss:
       Industry A - frozen foods                                               (    141,025)
       Industry B - publication                                                (    268,765)
                                                                                -----------
                                                                               ($   409,790)
                                                                               ============
     Identifiable assets:
       Industry A - frozen foods                                                $ 1,011,884
       Industry B - publication                                                     445,439
                                                                                -----------
                                                                                $ 1,457,323
                                                                                ===========





                                                                                       F-15

                     SILVER STAR FOODS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


23.  Subsequent events:

     In July 2003, the Company entered into a capitalized lease for machinery and equipment with a lease term of four years with a first month payment of $10,000 plus monthly payments of principal and interest of $1,411, with imputed interest at 28.74%, secured by equipment and the guarantee of the chief financial officer of the Company.


     In November 2003 the Company filed an amendment to its certificate of incorporation with the State of New York to change its name to Tristar Holdings, Inc.


     The terms of the note payable dated March 1, 2003 included in long-term debt have been revised to begin payments in February 2004 with an additional monthly amount of $650 for twelve months.


     The terms of the note payable with monthly payments of $3,350 dated January 2003 included in commitments and contingencies have been revised to begin payments in March 2004 with an additional monthly amount of $2,878 for twelve months.

     In February 2004, the Company amended its rental agreement for office and warehouse/manufacturing space at its present location covering the period June 1, 2004 through October 31, 2009. The terms of the new lease remain the same as those under the former sub-lease arrangement. Future minimum rental payments as follows:

                March 31, 2005                      $ 98,750
                March 31, 2006                      $123,000
                March 31, 2007                      $123,000
                March 31, 2008                      $127,500
                March 31, 2009                      $127,500
                March 31, 2010                      $ 74,375
                                                   ---------
                                                    $674,125
                                                   =========